Form 10QSB
period 1996-03-31
DAKOTAH INC
filed 1996-05-13
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly report pursuant to Section 13 of 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-23604


                              DAKOTAH, INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


          South Dakota                                      46-0339860
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation of Organization)                       Identification Number)


                               One North Park Lane
                                Webster, SD 57274
               (Address of Principal Executive Offices, Zip Code)

        Registrant's Telephone Number, Including Zip Code: (605) 345-4646

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                      Yes:   X                  No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Common stock, $.01 par value, 3,499,755 shares outstanding as of May 1, 1996.

                              DAKOTAH, INCORPORATED

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets (Unaudited):
                  March 31, 1996 and December 31,1995

         Statements of Earnings (Unaudited):
                  Three month periods ended
                  March 31, 1996, and March 31, 1995

         Statements of Cash Flows (Unaudited):
                  Three month periods ended
                  March 31, 1996, and March 31, 1995

         Notes to Financial Statements:
                  March 31, 1996

Item 2.  Management's Discussion and Analysis
                  or Plan of Operation


PART II. OTHER INFORMATION

         Items 1 through 5 have been omitted since items are inapplicable or answer is negative

Item 6.  Exhibits and Reports on Form 8-K
         (a.) Exhibit Number:          Description:

                  10.1                 1995 Stock Option Plan

                  10.2                 1996 Stock Option Plan for Directors

                  10.3 Nonstatutory Option Agreement with Orion Financial Corp. of South Dakota dated effective January 1, 1996

                  27.1                 Financial Data Schedule

         (b.) Reports on Form 8-K      None




                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       March 31,    December 31,
ASSETS                                                                   1996          1995
                                                                      -----------   -----------
CURRENT ASSETS
      Cash and cash equivalents                                       $    10,326   $   477,330
      Accounts receivable less allowance
           for doubtful accounts of $330,895
           in 1996 and $324,000 in 1995                                 4,927,952     6,365,606
      Inventories                                                       8,908,975     7,364,035
      Prepaid expenses                                                    981,460       477,507
      Deferred income taxes                                               467,000       467,000
                                                                      -----------   -----------
                Total current assets                                   15,295,713    15,151,478

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Land                                                                 36,000        36,000
      Buildings and improvements                                        1,414,715     1,405,536
      Leasehold improvements                                              123,731       123,731
      Machinery and equipment                                           2,412,076     2,047,676
      Office equipment, furniture and fixtures and other                  585,014       481,816
                                                                      -----------   -----------
                                                                        4,571,536     4,094,759
      Less accumulated depreciation & amortization                      2,047,908     1,885,274
                                                                      -----------   -----------
                                                                        2,523,628     2,209,485
OTHER ASSETS
      Deferred income taxes                                               349,000       349,000
      Other                                                               425,869       425,869
                                                                      -----------   -----------
                                                                          774,869       774,869
                                                                      -----------   -----------

                                                                      $18,594,210   $18,135,832
                                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable to bank                                           $ 2,849,882   $ 3,666,796
      Current maturities of long-term obligations, including
           $440,409 in 1996 and $234,077 in 1995 to related parties       522,628       577,152
      Accounts payable                                                  3,542,325     2,253,281
      Accrued liabilities
           Compensation and related benefits                              606,558       654,036
           Other                                                          419,098       413,025
                                                                      -----------   -----------
                Total current liabilities                               7,940,491     7,564,290

LONG TERM OBLIGATIONS, less current maturities, including
      $364,808 in 1996 and $572,062 in 1995 to related parties          1,131,682     1,051,487

STOCKHOLDERS' EQUITY
      Common stock, par value $.01; 10,000,000 shares authorized;
           issued & outstanding shares 3,499,755                           34,998        34,998
      Additional contributed capital                                    6,804,156     6,804,156
      Retained earnings                                                 2,682,883     2,680,901
                                                                      -----------   -----------
                                                                        9,522,037     9,520,055
                                                                      -----------   -----------

                                                                      $18,594,210   $18,135,832
                                                                      ===========   ===========


The accompanying notes are an integral part of these statements



                              DAKOTAH, INCORPORATED
                             STATEMENTS OF EARNINGS
                                   (Unaudited)


                              For the three months ended March 31,
                                      1996            1995
                                   -----------    -----------

Net sales                          $ 7,404,824    $ 6,245,326
Cost of goods sold                   5,440,591      4,603,793
                                   -----------    -----------
          Gross profit               1,964,233      1,641,533


Operating expenses
      Selling                        1,094,198        926,670
      General and administrative       774,926        631,751
                                   -----------    -----------
                                     1,869,124      1,558,421
                                   -----------    -----------
          Operating profit              95,109         83,112


Other income (expense)
      Interest expense                 (78,878)       (40,252)
      Gain on sale of equipment           --           56,210
      Other                            (13,134)        10,317
                                   -----------    -----------
                                       (92,012)        26,275


Earnings before income taxes             3,097        109,387

Income tax expense                       1,115         39,400
                                   -----------    -----------
          NET EARNINGS             $     1,982    $    69,987
                                   ===========    ===========



Net earnings per share             $      --      $      0.02
                                   ===========    ===========
Weighted average
common shares outstanding            3,499,755      3,499,755
                                   ===========    ===========


The accompanying notes are an integral part of these statements.


                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     For the three months ended March 31,
                                                              1996           1995
                                                           -----------    -----------
Cash flows from operating activities:
     Net earnings                                          $     1,982    $    69,987
     Adjustments to reconcile net earnings to net
         cash provided by (used in) operating activities
              Depreciation and amortization                    162,634         86,279
              Changes in assets and liabilities:
                  Accounts receivable                        1,437,654        556,710
                  Inventories                               (1,544,940)       (64,371)
                  Prepaid expenses                            (503,953)      (150,306)
                  Accounts payable                           1,289,044       (151,560)
                  Accrued liabilities                          (41,405)        14,365
                  Income taxes payable                            --         (199,409)
                                                           -----------    -----------
         Total adjustments                                     799,034         91,708
                                                           -----------    -----------
         Net cash provided by operating activities             801,016        161,695


Cash flows from investing activities:
     Capital expenditures                                     (476,777)       (68,905)
                                                           -----------    -----------
         Net cash used in investing activities                (476,777)       (68,905)


Cash flows from financing activities:
     Net payments under line-of-credit                        (816,914)      (109,025)
     Proceeds from issuance of long-term obligations           300,000         92,126
     Principal payments on long-term obligations              (274,329)       (87,032)
                                                           -----------    -----------
         Net cash used in financing activities                (791,243)      (103,931)
                                                           -----------    -----------

Net decrease in cash and cash equivalents                     (467,004)       (11,141)

Cash and cash equivalents at beginning of period               477,330        575,684
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $    10,326    $   564,543
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
         Interest                                               63,128         15,607
         Income taxes                                             --          239,000


     The accompanying notes are an integral part of these statements.



NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three month periods ended March 31, 1996 and 1995, and the cash flows for the three month periods ended March 31, 1996 and 1995. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of earnings for the three month periods ended March 31, 1996 and 1995.

                                              Percentage of Net Sales
                                                for the three month
                                               period ended March 31,
                                               1996              1995
                                              ------------------------
         Net Sales                            100.0%            100.0%
         Gross Profit                          26.5              26.3
         Selling Expenses                      14.8              14.9
         General & Administrative              10.4              10.1
         Operating Profit                       1.3               1.3
         Interest Expense                       1.1               0.6
         Gain on Sale of Equipment              0.0               0.9
         Earnings Before Income Taxes           0.0               1.8
         Net Earnings                           0.0               1.1

NET SALES increased from $6,245,000 in the first quarter of 1995 to $7,405,000 in the first quarter of 1996. The increase in net sales in the first quarter of 1996, as compared to the first quarter of 1995, is due primarily to the effect of the Company's new Polarfleece(R) line for products and expanded sales of the Company's table linen and bedding and accessories products. The sales increase was adversely affected by a reduction of sales of triple woven cotton throws and footstools.

GROSS MARGIN PERCENTAGES increased slightly from 26.3% in the first quarter of 1995 to 26.5% for the same period of 1996. During the first quarter of 1996, compared to the comparable period of 1995, gross margin was positively affected by a decrease in the raw materials as a percentage of sales and negatively affected by increased depreciation expense and other manufacturing overhead expenses related to new manufacturing capacity.

SELLING EXPENSES, as a percentage of net sales, were consistent with the same period a year earlier. The amount of selling expenses increased primarily as the result of the Company's efforts to develop new channels of distribution and customers, including but not limited to the Company's expansion of in-house sales staff, participation in the Heimtextil trade show in Frankfurt, and expanded showrooms in Chicago and Atlanta.

GENERAL AND ADMINISTRATIVE EXPENSES increased from $632,000 in the first quarter of 1995 to $775,000 in the same period of 1996. The increase is primarily due to the Company's expansion design and product development capabilities and middle management and clerical support. General and administrative expenses were adversely affected by the April 18, 1996 bankruptcy filing of Pacific Linen, who owes the Company $113,000. The allowance for doubtful accounts includes a reserve for the entire Pacific Linen account receivable.

GAIN ON SALE OF EQUIPMENT was $56,000 in the first quarter of 1995, compared to no gain or loss during the first quarter of 1996. The 1995 gain resulted from the sale of excess equipment.

INTEREST EXPENSE increased from $40,000 in the first quarter of 1995 to $79,000 in the first quarter of 1996. This increase was the result of higher first quarter average borrowings to finance capital expenditures, and higher accounts receivable and inventories.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $7.6 million as of December 31, 1995 compared to $7.4 million as of March 31, 1996.

At December 31, 1995, the Company had cash and cash equivalents of $477,000 and $10,000 at March 31, 1996. The decrease in cash was applied to the Company's revolving line-of-credit.

The Company has used and expects to continue using bank lines of credit to meet its short-term working capital requirements. During 1995, the Company renegotiated its credit facility. The new credit facility, which expires August 1997, consists of a revolving note and a term note. The total amount available under the revolving note, which is due on demand, is limited to the lesser of $6 million or a defined borrowing base of eligible accounts receivable.

During March of 1996, the Company renegotiated its line of credit to allow for a temporary advance against inventory to temporarily finance the capital expenditures related to the opening of the new Redfield Polarfleece(R) manufacturing facility and the procurement of additional Polarfleece(R) fabric at advantageous prices from the Company's supplier of Polarfleece(R) fabrics.

The term note is due on demand and requires monthly principal payments of $20,833. Both notes provide for monthly interest payments at 1.5% above the bank's prime rate and are collateralized by accounts receivable, inventory, equipment, and general intangibles. The outstanding balances on the revolving note and term note were $1,954,000 and $896,000 at March 31, 1996.

For the quarter ended March 31, 1996, the Company's capital expenditures were $477,000. The first quarter of 1996, capital expenditures include $364,000 to expand manufacturing capacity, upgrade existing buildings, and additional production equipment and $102,000 to upgrade the Company's computer system. The Company expects to spend approximately an additional $350,000-$500,000 for the remainder of 1996 to expand capacity, up-grade existing buildings and production equipment. In addition, the Company expects to spend an additional $100,000 to continue the upgrade and expansion of the Company's computer system.

Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of March 31, 1996, the total outstanding indebtedness was $668,000. This indebtedness bears interest at 6% per and is payable in varying installments through January 1998.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its short-term working capital, projected capital expenditures and other financing needs.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DAKOTAH, INCORPORATED



May 7, 1995                             By:  /s/ Troy Jones, Jr.
                                             ----------------------
                                             Troy Jones, Jr.
                                             Chief Executive Officer
                                             (Principal Financial and Accounting
                                             Officer)



May 7, 1995                             By:  /s/ George Whyte
                                             -------------------
                                             George Whyte
                                             President and Chairman