Form 10QSB
period 1996-06-30
DAKOTAH INC
filed 1996-08-13
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly report pursuant to Section 13 of 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

                                    Yes: __X__          No: ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Common stock, $.01 par value, 3,499,755 shares
                        outstanding as of July 12, 1996.




                              DAKOTAH, INCORPORATED

                                      INDEX


PART I.                   FINANCIAL INFORMATION

Item 1.                   Financial Statements

                          Balance Sheets (Unaudited):
                                   June 30, 1996 and December 31,1995

                          Statements of Earnings (Unaudited):
                                   Three month and six month periods ended
                                   June 30, 1996, and June 30, 1995

                          Statements of Cash Flows (Unaudited):
                                   Six month periods ended
                                   June 30, 1996, and June 30, 1995

                          Notes to Financial Statements:
                                   June 30, 1996

Item 2.                   Management's Discussion and Analysis
                                   or Plan of Operation


PART II.                  OTHER INFORMATION

                          Items 1 through 3 and 5 have been omitted since items are inapplicable or answer is negative

Item 4.                   Submission of Matters to a Vote of Security Holders

Item 6.                   Exhibits and Reports on Form 8-K

        (a.)     Exhibit Number:           Description:

                  27.1                     Financial Data Schedule

        (b.)     Reports on Form 8-K       None


ITEM 1: Financial Statements

                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)
                                                                          June 30,      December 31,
ASSETS                                                                      1996            1995
                                                                        -----------     -----------
CURRENT ASSETS
      Cash and cash equivalents                                         $    31,913     $   477,330
      Accounts receivable less allowance
           for doubtful accounts of $361,000
           in 1996 and $324,000 in 1995                                   4,397,879       6,365,606
      Inventories                                                        11,352,707       7,364,035
      Prepaid expenses                                                      738,430         477,507
      Deferred income taxes                                                 467,000         467,000
                                                                        -----------     -----------
                Total current assets                                     16,987,929      15,151,478

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Land                                                                   36,000          36,000
      Buildings and improvements                                          1,526,165       1,405,536
      Leasehold improvements                                                122,362         123,731
      Machinery and equipment                                             2,614,847       2,047,676
      Office equipment, furniture and fixtures and other                    693,987         481,816
                                                                        -----------     -----------
                                                                          4,993,361       4,094,759
      Less accumulated depreciation & amortization                        2,226,533       1,885,274
                                                                        -----------     -----------
                                                                          2,766,828       2,209,485
OTHER ASSETS
      Deferred income taxes                                                 349,000         349,000
      Other                                                                 425,869         425,869
                                                                        -----------     -----------
                                                                            774,869         774,869
                                                                        -----------     -----------

                                                                        $20,529,626     $18,135,832
                                                                        ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable to bank                                             $ 5,877,909     $ 3,666,796
      Current maturities of long-term obligations, including
           $435,603 in 1996 and $209,893 in 1995 to related parties         532,365         577,152
      Accounts payable                                                    2,346,014       2,253,281
      Accrued liabilities
           Compensation and related benefits                                630,037         654,036
           Other                                                            449,512         413,025
                                                                        -----------     -----------
                Total current liabilities                                 9,835,837       7,564,290

LONG-TERM OBLIGATIONS, less current maturities, including
      $356,787 in 1996 and $1,155,600 in 1995 to related parties          1,124,810       1,051,487

STOCKHOLDERS' EQUITY
      Common stock, par value $.01; 10,000,000 shares authorized;
           issued & outstanding shares 3,499,755                             34,998          34,998
      Additional contributed capital                                      6,804,156       6,804,156
      Retained earnings                                                   2,729,825       2,680,901
                                                                        -----------     -----------
                                                                          9,568,979       9,520,055
                                                                        -----------     -----------

                                                                        $20,529,626     $18,135,832
                                                                        ===========     ===========

The accompanying notes are an integral part of these statements.


                              DAKOTAH, INCORPORATED
                             STATEMENTS OF EARNINGS
                                   (Unaudited)


                                  For the three months ended June 30,    For the six months ended June 30,
                                        1996             1995                 1996             1995
                                    ------------     ------------         ------------     ------------
Net sales                           $  6,559,731     $  5,586,749         $ 13,964,555     $ 11,832,075
Cost of goods sold                     4,529,806        3,978,964            9,970,397        8,582,757
                                    ------------     ------------         ------------     ------------
          Gross profit                 2,029,925        1,607,785            3,994,158        3,249,318


Operating expenses
      Selling                            984,484          926,886            2,078,682        1,853,556
      General and administrative         842,126          595,337            1,617,052        1,227,088
                                    ------------     ------------         ------------     ------------
                                       1,826,610        1,522,223            3,695,734        3,080,644
                                    ------------     ------------         ------------     ------------
          Operating profit               203,315           85,562              298,424          168,674


Other income (expense)
      Interest expense                  (124,969)         (36,237)            (203,847)         (76,489)
      Gain on sale of equipment            6,867            2,722                6,867           58,932
      Other                              (11,866)           6,833              (25,000)          17,150
                                     ------------     ------------         ------------     ------------
                                        (129,968)         (26,682)            (221,980)            (407)


Earnings before income taxes              73,347           58,880               76,444          168,267

Income tax expense                        26,405           21,100               27,520           60,500
                                    ------------     ------------         ------------     ------------
          NET EARNINGS              $     46,942     $     37,780         $     48,924     $    107,767
                                    ============     ============         ============     ============



Net earnings per share              $       0.01     $       0.01         $       0.01     $       0.03
                                    ============     ============         ============     ============

Weighted average
common shares outstanding              3,499,755        3,499,755            3,499,755        3,499,755
                                    ============     ============         ============     ============

The accompanying notes are an integral part of these statements.


                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               For the six months ended June 30,
                                                                     1996           1995
                                                                 -----------    -----------
Cash flows from operating activities:
     Net earnings                                                $    48,924    $   107,767
     Adjustments to reconcile net earnings to net
         cash provided by (used in) operating activities
              Depreciation and amortization                          341,259        189,173
              Changes in assets and liabilities:
                  Accounts receivable                              1,967,727      1,319,100
                  Inventories                                     (3,988,672)    (1,447,092)
                  Prepaid expenses                                  (260,923)      (256,890)
                  Accounts payable                                    92,733        589,162
                  Accrued liabilities                                 12,488        (76,699)
                  Income taxes payable                                  --         (178,309)
                                                                 -----------     ----------
         Total adjustments                                        (1,835,388)       138,445
                                                                 -----------     ----------
         Net cash provided by operating activities                (1,786,464)       246,212


Cash flows from investing activities:
     Capital expenditures                                           (898,602)      (259,184)
                                                                 -----------     ----------
         Net cash used in investing activities                      (898,602)      (259,184)


Cash flows from financing activities:
     Net payments under line-of-credit                             2,211,113         66,356
     Proceeds from issuance of long-term obligations                 300,000         25,268
     Principal payments on long-term obligations                    (271,464)       (16,762)
                                                                 -----------      ---------
         Net cash used in financing activities                     2,239,649         74,862
                                                                 -----------      ---------

Net increase (decrease) in cash and cash equivalents                (445,417)        61,890

Cash and cash equivalents at beginning of period                     477,330        575,684
                                                                 -----------      ---------
Cash and cash equivalents at end of period                       $    31,913     $  637,574
                                                                 ===========     ==========


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                    155,575         30,123
         Income taxes                                                   --          323,174

     The accompanying notes are an integral part of these statements.



                              DAKOTAH, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS



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

In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the cash flows for the six month periods ended June 30, 1996 and 1995. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                           PLAN OF OPERATION


RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of earnings for the three and six month periods ended June 30, 1996 and 1995.

                                            Percentage of Net Sales    Percentage of Net Sales
                                            for the three month        for the six month
                                            period ended June 30,      period ended June 30,
                                              1996     1995              1996     1995
                                             ------   ------            ------   ------
         Net Sales                           100.0%   100.0%            100.0%   100.0%
         Gross Profit                         30.9     28.8              28.6     27.5
         Selling Expenses                     15.0     16.6              14.9     15.7
         General & Administrative             12.8     10.7              11.6     10.4
         Operating Profit                      3.1      1.5               2.1      1.4
         Interest Expense                      1.9      0.6               1.5      0.6
         Earnings Before Income Taxes          1.1      1.1                .5      1.4
         Net Earnings                          0.7      0.7                .4      0.9

NET SALES increased 18% to $13,965,000 for the six months ended June 30, 1996 from $11,832,000 in the same period of 1995. Net sales increased from $5,587,000 in the second quarter of 1995 to $6,560,000 in the second quarter of 1996. The increase in net sales in the first six months of 1996, as compared to the first six months of 1995, is due primarily to the Company's new Polarfleece(R) line of products and expanded sales of the Company's table linen, bedding, and accessories products.

GROSS PROFIT PERCENTAGES increased from 27.5% in the first six months of 1995 to 28.6% for the same period of 1996. During the second quarter of 1996, compared to the same period of 1995, gross profit percentages increased to 30.9% from 28.8%. Gross profit percentages were positively affected by a decrease in the cost of raw materials as a percentage of sales and negatively affected by increased labor expense, depreciation expense, and other manufacturing overhead expenses related to new and expanded manufacturing capacity.

SELLING EXPENSES, as a percentage of net sales, decreased from 15.7% in the first six months for 1995 to 14.9% in 1996. The decline in selling expense as a percentage of net sales from the first six months 1995 to the comparable period in 1996 is primarily due to the increase in net sales. The amount of selling expenses increased primarily as the result of higher sales representative commissions related to increased net sales, the Company's efforts to develop new channels of distribution and customers, including but not limited to the Company's expansion of in-house sales staff and the hiring of a new Vice President of Corporate Sales. Additionally, the Company's participation in the Heimtextil trade show in Frankfurt, Germany and expanded showrooms in Chicago and Atlanta has increased selling expenses in 1996 as compared to 1995.

GENERAL AND ADMINISTRATIVE EXPENSES increased from $1,226,000 in the first six months of 1995 to $1,617,000 during the same period in 1996. The increase is primarily due to the Company's expansion of design and product development capabilities, middle management and clerical support, and other general support for the addition of the Polarfleece(R) line of products and the related manufacturing facilities in Platte and Redfield, SD.

GAIN ON SALE OF EQUIPMENT was $56,000 in the first six months of 1995, compared to no gain or loss during the first quarter of 1996. The 1995 gain resulted from the sale of excess equipment.

INTEREST EXPENSE increased from $76,000 in the first six months of 1995 to $204,000 in the first six months of 1996. This increase was the result of higher average borrowings to finance capital expenditures, higher accounts receivable, and higher inventories. Most of the buildup of inventory is related to shipments to be made in the third and fourth quarters.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $7.6 million as of December 31, 1995 compared to $7.1 million as of June 30, 1996.

At December 31, 1995, the Company had cash and cash equivalents of $477,000 and $32,000 at June 30, 1996. The decrease in cash was applied to the Company's revolving line-of-credit.

The Company has used and expects to continue using bank lines of credit to meet its short-term working capital requirements. On July 11, 1996, the Company amended its credit facility. The amended credit facility, which expires August 1998, consists of a revolving note and a term note. The total amount available under the revolving note, which is due on demand, is limited to the lesser of $9 million or a defined borrowing base of eligible accounts receivable and eligible inventories.

The Company's amendment to the line of credit allows for a permanent advance against inventory and finances the capital expenditures related to the opening of the new Redfield Polarfleece(R) manufacturing facility, the procurement of additional Polarfleece(R) fabric at advantageous prices from the Company's supplier of Polarfleece(R) fabrics and the production of Polarfleece(R) products for shipment in the third and fourth quarters of 1996.

The term note is due on demand and requires monthly principal payments of $20,833. Both notes provide for monthly interest payments at 1.5% above the bank's prime rate and are collateralized by accounts receivable, inventory, equipment, and general intangibles. The outstanding balances on the revolving note and term note were $5,045,000 and $833,000 at June 30, 1996.

For the six month period ended June 30, 1996, the Company's capital expenditures were $899,000. These capital expenditures include $687,000 to expand manufacturing capacity, upgrade existing buildings, and additional production equipment and $189,000 to upgrade the Company's computer system but do not include the capital expenditure related to the acquisition of the Company's 42,000 square foot Polarfleece(R) manufacturing facility in Redfield, South Dakota. The Company expects to enter into a lease purchase agreement with the Redfield Development Corporation during the third or fourth quarter of 1996. The total capital expenditure related to the Redfield plant will be approximately $700,000.

The Company expects to spend an additional $1,100,000 for the remainder of 1996 to expand capacity and to expand and up-grade existing buildings and production equipment. These future capital expenditures include approximately $550,000 for a 32,000 square foot expansion onto the Company's main manufacturing facility in Webster, South Dakota. In addition to the above capital expenditures the Company expects to spend an additional $150,000 to continue the upgrade and expansion of the Company's computer system.

Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of June 30, 1996, the total outstanding indebtedness was $669,000. This indebtedness bears interest at 6% per annum and is payable in varying installments through January 1998.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its short-term working capital, projected capital expenditures and other financing needs.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Annual Meeting of Stockholders on June 12, 1996, the Company submitted to a vote of security-holders the following matters which received the indicated votes.


1.       Election of Directors:

                                    For              Withhold Authority         Broker Non-Votes
         James D. Becker            3,343,136              11,821                     -0-
         Linda J. Laskowski         3,341,986              12,971                     -0-
         Lee A. Schoenbeck          3,338,476              16,481                     -0-
         Leo T. Reynolds            3,341,986              12,971                     -0-


2.       Approval of the adoption of the 1995 Stock Option Plan:

                    For        Against     Abstain     Broker Non-Votes
                 2,257,185     308,298      14,984          774,490


3.       Approval of the adoption of the 1996 Stock Option Plan for Directors:

                    For        Against     Abstain     Broker Non-Votes
                 2,422,709     140,338      25,720          766,190


4. Ratify the appointment of Grant Thornton LLP as independent auditors for the current fiscal year:

                    For        Against     Abstain     Broker Non-Votes
                 3,334,778      13,361       6,818             -0-



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DAKOTAH, INCORPORATED



August 12, 1996                     By:  /s/ Troy Jones, Jr.
                                         -------------------------------------
                                         Troy Jones, Jr.
                                         Chief Executive Officer
                                         (Principal Financial and Accounting
                                         Officer)



August 12, 1996                     By:   /s/ George Whyte
                                          ------------------------------------
                                          George Whyte
                                          President and Chairman