Form 10-Q
period 1996-09-30
DAKOTAH INC
filed 1996-11-14
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

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

                          Yes: __X__       No: _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Common stock, $.01 par value, 3,499,755 shares outstanding as of November 8, 1996.




                              DAKOTAH, INCORPORATED

                                      INDEX

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Balance Sheets (Unaudited):
                             September 30, 1996 and December 31,1995

                    Statements of Earnings (Unaudited):
                             Three month and nine month periods ended
                             September 30, 1996, and September 30, 1995

                    Statements of Cash Flows (Unaudited):
                             Nine month periods ended
                             September 30, 1996, and September 30, 1995

                    Notes to Financial Statements:
                             September 30, 1996

Item 2.             Management's Discussion and Analysis of Financial
                             Condition and Results of Operations


PART II.            OTHER INFORMATION

                    Items 1 through 5 have been omitted since items are inapplicable or answer is negative


Item 6.             Exhibits and Reports on Form 8-K

         (a.)     Exhibit Number:           Description:

                  27.1                      Financial Data Schedule

         (b.)     Reports on Form 8-K       None



ITEM 1: Financial Statements

                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,     December 31,
ASSETS                                                                  1996            1995
                                                                        ----            ----
CURRENT ASSETS
  Cash and cash equivalents                                        $     5,131      $   477,330
  Accounts receivable less allowance
    for doubtful accounts of $391,000
    in 1996 and $324,000 in 1995                                     9,069,269        6,365,606
  Inventories                                                       13,099,171        7,364,035
  Prepaid expenses                                                   1,051,918          477,507
  Deferred income taxes                                                467,000          467,000
                                                                   -----------      -----------
         Total current assets                                       23,692,489       15,151,478

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                  36,000           36,000
  Buildings and improvements                                         1,808,367        1,405,536
  Leasehold improvements                                               122,362          123,731
  Machinery and equipment                                            2,708,051        2,047,676
  Office equipment, furniture and fixtures and other                   882,876          481,816
                                                                   -----------      -----------
                                                                     5,557,656        4,094,759
  Less accumulated depreciation & amortization                       2,432,943        1,885,274
                                                                   -----------      -----------
                                                                     3,124,713        2,209,485
OTHER ASSETS
  Deferred income taxes                                                349,000          349,000
  Other                                                                425,869          425,869
                                                                   -----------      -----------
                                                                       774,869          774,869
                                                                   -----------      -----------

                                                                   $27,592,071      $18,135,832
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to bank                                            $ 8,809,388      $ 3,666,796
  Current maturities of long-term obligations, including
    $351,898 in 1996 and $234,077 in 1995 to related parties           456,796          577,152
  Accounts payable                                                   5,559,027        2,253,281
  Accrued liabilities
    Compensation and related benefits                                1,355,940          654,036
    Other                                                              503,365          413,025
                                                                   -----------      -----------
         Total current liabilities                                  16,684,516        7,564,290

LONG-TERM OBLIGATIONS, less current maturities, including
  $221,134 in 1996 and $572,062 in 1995 to related parties             990,611        1,051,487

STOCKHOLDERS' EQUITY
  Common stock, par value $.01; 10,000,000 shares authorized;
    issued & outstanding shares 3,499,755                               34,998           34,998
  Additional contributed capital                                     6,804,156        6,804,156
  Retained earnings                                                  3,077,790        2,680,901
                                                                   -----------      -----------
                                                                     9,916,944        9,520,055
                                                                   -----------      -----------

                                                                   $27,592,071      $18,135,832
                                                                   ===========      ===========

The accompanying notes are an integral part of these statements.


                              DAKOTAH, INCORPORATED
                             STATEMENTS OF EARNINGS
                                   (Unaudited)


                                 For the three months ended September 30,   For the nine months ended September 30,
                                         1996                 1995                1996                 1995
                                         ----                 ----                ----                 ----
Net sales                           $ 12,592,179         $  8,239,886         $ 26,556,734         $ 20,071,961
Cost of goods sold                     9,498,414            5,959,019           19,468,811           14,541,776
                                    ------------         ------------         ------------         ------------
    Gross profit                       3,093,765            2,280,867            7,087,923            5,530,185


Operating expenses
  Selling                              1,413,401            1,139,273            3,492,083            2,992,829
  General and administrative             988,939              806,942            2,605,991            2,034,030
                                    ------------         ------------         ------------         ------------
                                       2,402,340            1,946,215            6,098,074            5,026,859
                                    ------------         ------------         ------------         ------------
    Operating profit                     691,425              334,652              989,849              503,326


Other income (expense)
  Interest expense                      (187,730)             (63,397)            (391,577)            (139,886)
  Gain on sale of equipment              100,000                  --               106,867               58,932
  Other                                  (60,000)              16,665              (85,000)              33,815
                                    ------------         ------------         ------------         ------------
                                        (147,730)             (46,732)            (369,710)             (47,139)


Earnings before income taxes             543,695              287,920              620,139              456,187

Income tax expense                       195,730              103,700              223,250              164,200
                                    ------------         ------------         ------------         ------------
    NET EARNINGS                    $    347,965         $    184,220         $    396,889         $    291,987
                                    ============         ============         ============         ============


Net earnings per share              $       0.10         $       0.05         $       0.11                 0.08
                                    ============         ============         ============         ============
Weighted average
common shares outstanding              3,499,755            3,499,755            3,499,755            3,499,755
                                    ============         ============         ============         ============

The accompanying notes are an integral part of these statements.


                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     For the nine months ended September 30,
                                                              1996              1995
                                                              ----              ----
Cash flows from operating activities:
  Net earnings                                            $   396,889       $   291,987
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities
      Depreciation and amortization                           547,669           317,191
      Gain on sale of equipment                              (106,867)          (58,932)
      Changes in assets and liabilities:
        Accounts receivable                                (2,703,663)       (1,329,066)
        Inventories                                        (5,735,136)       (2,831,305)
        Prepaid expenses                                     (574,411)         (340,933)
        Accounts payable                                    3,305,746         1,758,849
        Accrued liabilities and other                         792,244            27,258
                                                          -----------       -----------

    Total adjustments                                      (4,474,418)       (2,456,938)
                                                          -----------       -----------
    Net cash used in operating activities                  (4,077,529)       (2,164,951)


Cash flows from investing activities:
  Capital expenditures                                     (1,462,897)         (589,967)
  Proceeds from sale of equipment                             106,867            58,932
                                                          -----------       -----------
    Net cash used in investing activities                  (1,356,030)         (531,035)


Cash flows from financing activities:
  Net borrowings under line-of-credit                       5,142,592         2,352,652
  Proceeds from issuance of long-term obligations             300,000              --
  Principal payments on long-term obligations                (481,232)         (225,369)
                                                          -----------       -----------
    Net cash provided by financing activities               4,961,360         2,127,283
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents         (472,199)         (568,703)

Cash and cash equivalents at beginning of period              477,330           575,684
                                                          -----------       -----------
Cash and cash equivalents at end of period                $     5,131       $     6,981
                                                          ===========       ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $   341,376       $   111,304
    Income taxes                                                 --             332,324

  The accompanying notes are an integral part of these statements.



                              DAKOTAH, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the cash flows for the nine month periods ended September 30, 1996 and 1995. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:


                                    December 31, 1995       September 30, 1996
         Raw Materials                 $5,119,192               $9,141,515
         Work In Progress              $1,019,664               $1,731,950
         Finished Goods                $1,225,179               $2,225,706


NOTE C.  RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of earnings for the three and nine month periods ended September 30, 1996 and 1995.

                                           Percentage of Net Sales         Percentage of Net Sales
                                           for the three month             for the nine month
                                           period ended September 30,      period ended September 30,
                                               1996     1995                    1996     1995
                                           ----------------------------------------------------------

         Net Sales                            100.0%   100.0%                  100.0%   100.0%
         Gross Profit                          24.6     27.7                    26.7     27.6
         Selling Expenses                      11.2     13.8                    13.2     14.9
         General & Administrative               7.9      9.8                     9.8     10.1
         Operating Profit                       5.5      4.1                     3.7      2.5
         Interest Expense                       1.5      0.6                     1.5      0.7
         Gain on Sale of Equipment              0.8      0.0                     0.4      0.3
         Earnings Before Income Taxes           4.3      3.5                     2.3      2.3
         Net Earnings                           2.8      2.2                     1.5      1.5

NET SALES increased 32% to $26,557,000 for the nine months ended September 30, 1996 from $20,072,000 in the same period of 1995. Net sales increased 53% from $8,240,000 in the third quarter of 1995 to $12,592,000 in the third quarter of 1996. The increase in net sales in the first nine months of 1996, as compared to the first nine months of 1995, is due primarily to the Company's Polarfleece(R) line of products and expanded sales of the Company's pillows, table linen, bedding, and accessories products.

GROSS PROFIT PERCENTAGES decreased from 27.6% in the first nine months of 1995 to 26.7% for the same period of 1996. During the third quarter of 1996, compared to the same period of 1995, gross profit percentages decreased to 24.6% from 27.7%. Gross profit percentages were negatively affected by an increase in raw materials as a percentage of sales due to a higher percentage of sales of Polarfleece(R) throws and blankets and decreased manufacturing efficiencies in part related to the large increase of new employees and inadequate fabric deliveries in August and September, and other manufacturing overhead expenses related to new and expanded manufacturing capacity due to the opening of the new Redfield, South Dakota Polarfleece(R) manufacturing plant.

SELLING EXPENSES, as a percentage of net sales, decreased from 14.9% in the first nine months of 1995 to 13.2% in 1996. The decline in selling expense as a percentage of net sales from the first nine months 1995 to the comparable period in 1996 is primarily due to the increase in net sales. The amount of selling expenses increased primarily as the result of higher sales representative commissions related to increased net sales, the Company's efforts to develop new channels of distribution and customers, including but not limited to the Company's expansion of in-house sales staff and the hiring of a new Vice President of Corporate Sales. Additionally, the Company's participation in the Heimtextil trade show in Frankfurt, Germany and expanded showrooms in Chicago and Atlanta has increased selling expenses in 1996 as compared to 1995.

GENERAL AND ADMINISTRATIVE EXPENSES increased from $2,034,000 in the first nine months of 1995 to $2,606,000 during the same period in 1996. The increase is primarily due to the Company's expansion of design and product development capabilities, middle management and clerical support, and other general support for the addition of the Polarfleece(R) line of products and related manufacturing facilities in Platte and Redfield, SD. Specifically, increased telephone, computer and related office expenses are approximately 50% of the increase in General and Administrative expenses.

GAIN ON SALE of equipment was $56,000 in the first nine months of 1995, compared to a $107,000 gain during the same period of 1996. These gains are from the sale of excess equipment.

INTEREST EXPENSE increased from $140,000 in the first nine months of 1995 to $392,000 in the first nine months of 1996. This increase was the result of higher average borrowings to finance capital expenditures, higher accounts receivable, and higher inventories.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $7.6 million as of December 31, 1995 compared to $7.0 million as of September 30, 1996.

At December 31, 1995 and September 30, 1996, the Company had cash and cash equivalents of $477,000 and $5,000, respectively. The decrease in cash was applied to the Company's revolving line-of-credit.

The seasonality of the Company's production and sales cycle and the increase of sales volume have resulted in increased working capital requirements during 1996. Accounts receivable at September 30, 1996 increased by $2,700,000 from December 31, 1995. Inventory levels at September 30, 1996 increased by $5,700,000 from December 31, 1995 due to the build-up of inventory to shipped in the fourth quarter and support a potential influx of orders for Polarfleece(R) products as a result of the second national Polarfleece(R) advertisement which is in the newstands during November, 1996. In addition, the buying habits of the Company's customers indicate a trend away from substantial advance stocking orders to smaller, more frequent shipping orders. This trend requires the Company to carry larger levels of work in progress and finished goods inventories than those historically maintained.

During the first eight months of 1996, to maximize capital utilization, the Company has procured fabric and manufactured product for shipment during the third and fourth quarters of 1996. Since August, this inventory is being shipped and converted to accounts receivable.

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

The Company's amendment to the line of credit allows for an advance against inventory and finances the capital expenditures related to the opening of the new Redfield Polarfleece(R) manufacturing facility, and the production of Polarfleece(R) products for shipment in the third and fourth quarters of 1996.

The term note is due on demand and requires monthly principal payments of $20,833. Both notes provide for monthly interest payments at 1.5% above the bank's prime rate and are collateralized by accounts receivable, inventory, equipment, and general intangibles. The outstanding balances on the revolving note and term note were $8,038,000 and $771,000 at September 30, 1996.

The Company has utilized its line of credit to finance working capital and capital expenditures made during 1996.

To improve liquidity, during the fourth quarter of 1996, the Company expects it will close a $750,000 term loan from the South Dakota Board of Economic Development. This loan, which bears an interest rate of three percent, is amortized over twenty years with a five year balloon and will be used to pay down the Company's line of credit.

Additionally, to improve liquidity, the Company expects it will close a $150,000 term loan from the Northeast South Dakota Energy Conservation Corporation. This loan, which bears an interest rate of 5.75 percent, is amortized over twenty years with a five year balloon, will be used to pay down the Company's line of credit.

For the nine month period ended September 30, 1996, the Company's capital expenditures were $1,463,000. These capital expenditures include $1,115,000 to expand manufacturing capacity, upgrade existing buildings, and acquire additional production equipment and $247,000 to upgrade the Company's computer system. Capital expenditures do not include the acquisition of the Company's 42,000 square foot Polarfleece(R) manufacturing facility in Redfield, South Dakota. The Company expects to enter into a long-term lease purchase agreement with the Redfield Development Corporation during the fourth quarter of 1996. The total non-equipment capital expenditure related to the Redfield manufacturing plant will be approximately $700,000.

The Company expects to spend an additional $250,000 for the remainder of 1996 to expand capacity and to expand and up-grade existing buildings and production equipment. In addition to the above capital expenditures, the Company expects to spend an additional $100,000 to continue the upgrade and expansion of the Company's computer system.

Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of September 30, 1996, the total outstanding indebtedness was $484,000. This indebtedness bears interest at 6% per annum and is payable in varying installments through January 1998.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its short-term and long-term working capital, projected capital expenditures and other financing needs.

Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements involve risks and uncertainties, including, without limitation, continued acceptance of the Company's products, cancellation of orders, increased levels of competition for the Company, new products and technological changes, the Company's dependence upon third party suppliers, and intellectual property rights.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DAKOTAH, INCORPORATED


November 12, 1996                     By:  /S/ TROY JONES, JR.
                                           -----------------------------------
                                           Troy Jones, Jr.
                                           Chief Executive Officer
                                           (Principal Financial and Accounting
                                           Officer)



November 12, 1996                     By:  /S/ GEORGE WHYTE
                                           -----------------------------------
                                           George Whyte
                                           President and Chairman