Form 10QSB/A
period 1996-06-30
DAKOTAH INC
filed 1997-03-28
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB-A

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



                              DAKOTAH, INCORPORATED

                                      INDEX


PART I.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements

                           Balance Sheets (Unaudited):
                                    June 30, 1996 and December 31, 1995

                           Statements of Operations (Unaudited):
                                    Three month and six month periods ended
                                    June 30, 1996, and June 30, 1995

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


PART II.                   OTHER INFORMATION

                           Items 1 through 3 and 5 have been omitted since
                                    items are inapplicable or answer is negative

Item 4.                    Submission of Matters to a Vote of Security Holders

Item 6.                    Exhibits and Reports on Form 8-K

                           (a.) Exhibit Number:     Description:

                               27.1              Financial Data Schedule

                           (b.) Reports on Form 8-K None




                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)
                                                                        June 30,          December 31,
ASSETS                                                                    1996                1995
                                                                      -----------         -----------
CURRENT ASSETS
      Cash and cash equivalents                                       $    31,913         $   477,330
      Accounts receivable less allowance
           for doubtful accounts of $361,000
           in 1996 and $324,000 in 1995                                 4,397,879           6,365,606
      Inventories                                                      11,052,707           7,364,035
      Prepaid expenses                                                    638,430             477,507
      Deferred income taxes                                               467,000             467,000
                                                                      -----------         -----------
                Total current assets                                   16,587,929          15,151,478

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Land                                                                 36,000              36,000
      Buildings and improvements                                        1,526,165           1,405,536
      Leasehold improvements                                              122,362             123,731
      Machinery and equipment                                           2,614,847           2,047,676
      Office equipment, furniture and fixtures and other                  693,987             481,816
                                                                      -----------         -----------
                                                                        4,993,361           4,094,759
      Less accumulated depreciation & amortization                      2,226,533           1,885,274
                                                                      -----------         -----------
                                                                        2,766,828           2,209,485
OTHER ASSETS
      Deferred income taxes                                               349,000             349,000
      Other                                                               425,869             425,869
                                                                      -----------         -----------
                                                                          774,869             774,869
                                                                      -----------         -----------

                                                                      $20,129,626         $18,135,832
                                                                      ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable to bank                                           $ 5,877,909         $ 3,666,796
      Current maturities of long-term obligations, including
           $435,603 in 1996 and $234,077 in 1995 to related parties       532,365             577,152
      Accounts payable                                                  2,346,014           2,253,281
      Accrued liabilities
           Compensation and related benefits                              630,037             654,036
           Other                                                          315,512             413,025
                                                                      -----------         -----------
                Total current liabilities                               9,701,837           7,564,290

LONG TERM OBLIGATIONS, less current maturities, including
      $356,787 in 1996 and $572,062 in 1995 to related parties          1,124,810           1,051,487

STOCKHOLDERS' EQUITY
      Common stock, par value $.01; 10,000,000 shares authorized;
           issued & outstanding shares 3,499,755                           34,998              34,998
      Additional contributed capital                                    6,804,156           6,804,156
      Retained earnings                                                 2,463,825           2,680,901
                                                                      -----------         -----------
                                                                        9,302,979           9,520,055
                                                                      -----------         -----------

                                                                      $20,129,626         $18,135,832
                                                                      ===========         ===========

The accompanying notes are an integral part of these statements.


                              DAKOTAH, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    For the three months ended June 30,         For the six months ended June 30,
                                        1996                   1995                 1996                     1995
Net sales                            $6,559,731             $5,586,749           $13,964,555             $11,832,075
Cost of goods sold                    4,929,806              3,978,964            10,370,397               8,582,757
                                     ----------             ----------           -----------             -----------
          Gross profit                1,629,925              1,607,785             3,594,158               3,249,318


Operating expenses
      Selling                           984,484                926,886             2,078,682               1,853,556
      General and administrative        842,126                595,337             1,617,052               1,227,088
                                     ----------             ----------           -----------             -----------
                                      1,826,610              1,522,223             3,695,734               3,080,644
                                     ----------             ----------           -----------             -----------
         Operating profit (loss)       (196,685)                85,562              (101,576)                168,674


Other income (expense)
      Interest expense                 (124,969)               (36,237)             (203,847)                (76,489)
      Gain on sale of equipment           6,867                  2,722                 6,867                  58,932
      Other                             (11,866)                 6,833               (25,000)                 17,150
                                     ----------             ----------           -----------             -----------
                                       (129,968)               (26,682)             (221,980)                   (407)


Earnings (loss) before income          (326,653)                58,880              (323,556)                168,267
      taxes
Income tax expense (benefit)           (107,595)                21,100              (106,480)                 60,500
                                     ----------             ----------           -----------             -----------
      NET EARNINGS (LOSS)            $ (219,058)            $   37,780           $  (217,076)            $   107,767
                                     ==========             ==========           ===========             ===========




Net earnings (loss) per share        $    (0.06)            $     0.01           $     (0.06)            $      0.03
                                     ==========             ==========           ===========             ===========

Weighted average
common shares outstanding             3,499,755              3,499,755             3,499,755               3,499,755
                                     ----------             ----------           -----------             -----------

The accompanying notes are an integral part of these statements.



                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the six months ended June 30,
                                                                      1996                 1995
Cash flows from operating activities:
     Net earnings (loss)                                           $(217,076)          $  107,767
     Adjustments to reconcile net earnings loss to net
         cash provided by (used in) operating activities
              Depreciation and amortization                          341,259              189,173
              Changes in assets and liabilities:
                  Accounts receivable                              1,967,727            1,319,100
                  Inventories                                     (3,688,672)          (1,447,092)
                  Prepaid expenses                                  (160,923)            (256,890)
                  Accounts payable                                    92,733              589,162
                  Accrued liabilities                                 12,488              (76,699)
                  Income taxes payable                              (134,000)            (178,309)
                                                                  ----------           ----------
         Total adjustments                                        (1,569,388)             138,445
                                                                  ----------           ----------
         Net cash provided by (used in) operating activities      (1,786,464)             246,212


Cash flows from investing activities:
     Capital expenditures                                           (898,602)            (259,184)
                                                                  ----------           ----------
         Net cash used in investing activities                      (898,602)            (259,184)


Cash flows from financing activities:
     Net borrowings under line-of-credit                           2,211,113               66,356
     Proceeds from issuance of long-term obligations                 300,000               25,268
     Principal payments on long-term obligations                    (271,464)             (16,762)
                                                                  ----------           ----------
         Net cash provided by financing activities                 2,239,649               74,862
                                                                  ----------           ----------

Net increase (decrease) in cash and cash equivalents                (445,417)              61,890

Cash and cash equivalents at beginning of period                     477,330              575,684
                                                                  ----------           ----------
Cash and cash equivalents at end of period                        $   31,913           $  637,574
                                                                  ==========           ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                 $  155,575           $   30,123
         Income taxes                                                      -              323,174

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

                                           Percentage of Net Sales   Percentage of Net Sales
                                           for the three month       for the six month
                                           period ended June 30,     period ended June 30,
                                               1996     1995             1996     1995
         Net Sales                            100.0%   100.0%            100.0%   100.0%
         Gross Profit                          24.9     28.8              25.7     27.5
         Selling Expenses                      15.0     16.6              14.9     15.7
         General & Administrative              12.9     10.7              11.5     10.4
         Operating Profit (Loss)               (3.0)     1.5              (0.7)     1.4
         Interest Expense                       1.9      0.6               1.6      0.6
         Earnings (Loss) Before
           Income Taxes                        (5.0)     1.1              (2.3)     1.4
         Net Earnings (Loss)                   (3.3)     0.7              (1.6)     0.9

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

GROSS PROFIT PERCENTAGES decreased from 27.5% in the first six months of 1995 to 25.7% for the same period of 1996. During the second quarter of 1996, compared to the same period of 1995, gross profit percentages decreased to 24.9% from 28.8%. Gross profit percentages were negatively affected by increased labor expense, depreciation expense, and other manufacturing overhead expenses related to new and expanded manufacturing capacity, primarily related to the April 15, 1996 startup of the Company's new Redfield, South Dakota Polarfleece(R) manufacturing facility.

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

GENERAL AND ADMINISTRATIVE EXPENSES increased from $1,227,000 in the first six months of 1995 to $1,617,000 during the same period in 1996. The increase is primarily due to the Company's expansion of design and product development capabilities, middle management and clerical support, and other general support for the addition of the Polarfleece(R) line of products and the related manufacturing facilities in Platte and Redfield, SD.

GAIN ON SALE OF EQUIPMENT was $59,000 in the first six months of 1995, compared to a $7,000 gain during the first six months of 1996. The 1995 gain resulted from the sale of excess equipment.

INTEREST EXPENSE increased from $76,000 in the first six months of 1995 to $204,000 in the first six months of 1996. This increase was the result of higher average borrowings to finance capital expenditures, higher accounts receivable, and higher inventories. Most of the buildup of inventory is related to shipments to be made in the third and fourth quarters.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $7.6 million as of December 31, 1995 compared to $6.9 million as of June 30, 1996.

At December 31, 1995, the Company had cash and cash equivalents of $477,000 and $32,000 at June 30, 1996. The decrease in cash was utilized for working capital and capital expenditure needs.

The Company has used and expects to continue using its bank line of credit to meet its short-term working capital requirements. On July 11, 1996, the Company amended its credit facility. The amended credit facility, which expires August 1998, consists of a revolving note and a term note. The total amount available under the revolving note, which is due on demand, is limited to the lesser of $9 million or a defined borrowing base of eligible accounts receivable and eligible inventories.

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

Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of June 30, 1996, the total outstanding indebtedness was $659,000. This indebtedness bears interest at 6% per annum and is payable in varying installments through January 1998.

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


1.  Election of Directors:

                               For      Withhold Authority      Broker Non-Votes
                               ---      ------------------      ----------------
    James D. Becker         3,343,136         11,821                  -0-
    Linda J. Laskowski      3,341,986         12,971                  -0-
    Lee A. Schoenbeck       3,338,476         16,481                  -0-
    Leo T. Reynolds         3,341,986         12,971                  -0-


2.  Approval of the adoption of the 1995 Stock Option Plan:

                         For        Against       Abstain       Broker Non-Votes
                         ---        -------       -------       ----------------
                      2,257,185     308,298       14,984             774,490


3.  Approval of the adoption of the 1996 Stock Option Plan for Directors:

                         For        Against       Abstain       Broker Non-Votes
                         ---        -------       -------       ----------------
                      2,422,709     140,338       25,720             766,190


4. Ratify the appointment of Grant Thornton LLP as independent auditors for the current fiscal year:

                         For        Against       Abstain       Broker Non-Votes
                         ---        -------       -------       ----------------
                     3,334,778       13,361        6,818              -0-




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DAKOTAH, INCORPORATED



March 25, 1997                By:  /S/ TROY JONES, JR.
                                   -----------------------
                                   Troy Jones, Jr.
                                   Chief Executive Officer
                                   (Principal Financial and Accounting Officer)



March 25, 1997                By:  /S/ GEORGE WHYTE
                                   -----------------------
                                   George Whyte
                                   President and Chairman