Form 10-Q/A
period 1996-09-30
DAKOTAH INC
filed 1997-03-28
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q-A

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

Item 2.                    Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations


PART II.                   OTHER INFORMATION

                           Items 1 through 5 have been omitted since items
                                    are inapplicable or answer is negative


Item 6.                    Exhibits and Reports on Form 8-K

         (a.)     Exhibit Number:           Description:

                  27.1                      Financial Data Schedule

         (b.)     Reports on Form 8-K       None




ITEM 1: Financial Statements

                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)
                                                                         September 30,     December 31,
ASSETS                                                                       1996              1995
                                                                         -------------     ------------
CURRENT ASSETS
      Cash and cash equivalents                                           $     5,131      $   477,330
      Accounts receivable less allowance
           for doubtful accounts of $391,000
           in 1996 and $324,000 in 1995                                     9,069,269        6,365,606
      Inventories                                                          12,809,171        7,364,035
      Prepaid expenses                                                        951,918          477,507
      Deferred income taxes                                                   467,000          467,000
                                                                          -----------      -----------
                Total current assets                                       23,302,489       15,151,478

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Land                                                                     36,000           36,000
      Buildings and improvements                                            1,808,367        1,405,536
      Leasehold improvements                                                  122,362          123,731
      Machinery and equipment                                               2,708,051        2,047,676
      Office equipment, furniture and fixtures and other                      882,876          481,816
                                                                          -----------      -----------
                                                                            5,557,656        4,094,759
      Less accumulated depreciation & amortization                          2,432,943        1,885,274
                                                                          -----------      -----------
                                                                            3,124,713        2,209,485
OTHER ASSETS
      Deferred income taxes                                                   349,000          349,000
      Other                                                                   425,869          425,869
                                                                          -----------      -----------
                                                                              774,869          774,869
                                                                          -----------      -----------

                                                                          $27,202,071      $18,135,832
                                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable to bank                                               $ 8,809,388      $ 3,666,796
      Current maturities of long-term obligations, including
           $351,898 in 1996 and $234,077 in 1995 to related parties           456,796          577,152
      Accounts payable                                                      5,559,027        2,253,281
      Accrued liabilities
           Compensation and related benefits                                1,235,940          654,036
           Other                                                              396,365          413,025
                                                                          -----------      -----------
                Total current liabilities                                  16,457,516        7,564,290

LONG-TERM OBLIGATIONS, less current maturities, including
      $221,134 in 1996 and $572,062 in 1995 to related parties                990,611        1,051,487

STOCKHOLDERS' EQUITY
      Common stock, par value $.01; 10,000,000 shares authorized;
           issued & outstanding shares 3,499,755                               34,998           34,998
      Additional contributed capital                                        6,804,156        6,804,156
      Retained earnings                                                     2,914,790        2,680,901
                                                                          -----------      -----------
                                                                            9,753,944        9,520,055
                                                                          -----------      -----------

                                                                          $27,202,071      $18,135,832
                                                                          ===========      ===========

The accompanying notes are an integral part of these statements.





                              DAKOTAH, INCORPORATED
                             STATEMENTS OF EARNINGS
                                   (Unaudited)


                                        For the three months ended September 30,     For the nine months ended September 30,
                                              1996                     1995              1996                       1995

Net sales                                 $12,592,179              $8,239,886         $26,556,734              $20,071,961
Cost of goods sold                          9,448,414               5,959,019          19,818,811               14,541,776
                                          -----------              ----------         -----------              -----------
          Gross profit                      3,143,765               2,280,867           6,737,923                5,530,185


Operating expenses
     Selling                                1,453,401               1,139,273           3,532,083                2,992,829
     General and administrative               868,939                 806,942           2,485,991                2,034,030
                                          -----------              ----------         -----------              -----------
                                            2,322,340               1,946,215           6,018,074                5,026,859
                                          -----------              ----------         -----------              -----------
          Operating profit                    821,425                 334,652             719,849                  503,326


Other income (expense)
     Interest expense                        (187,730)                (63,397)           (391,577)                (139,886)
     Gain on sale of equipment                100,000                       -             106,867                   58,932
     Other                                    (60,000)                 16,665             (85,000)                  33,815
                                          -----------              ----------         -----------              -----------
                                             (147,730)                (46,732)           (369,710)                 (47,139)


Earnings before income taxes                  673,695                 287,920             350,139                  456,187

Income tax expense                            222,730                 103,700             116,250                  164,200
                                          -----------              ----------         -----------              -----------
          NET EARNINGS                    $   450,965              $  184,220         $   233,889              $   291,987
                                          ===========              ==========         ===========              ===========


Net earnings per share                    $      0.13              $     0.05         $      0.07              $      0.08
                                          ===========              ==========         ===========              ===========

Weighted average
common shares outstanding                   3,499,755               3,499,755           3,499,755                3,499,755
                                          ===========              ==========         ===========              ===========

The accompanying notes are an integral part of these statements.




                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the nine months ended September 30,
                                                                       1996                    1995
Cash flows from operating activities:
     Net earnings                                                 $   233,889               $   291,987
     Adjustments to reconcile net earnings to net
         cash provided by (used in) operating activities
              Depreciation and amortization                           547,669                   317,191
              Gain on sale of equipment                              (106,867)                  (58,932)
              Changes in assets and liabilities:
                  Accounts receivable                              (2,703,663)               (1,329,066)
                  Inventories                                      (5,445,136)               (2,831,305)
                  Prepaid expenses                                   (474,411)                 (340,933)
                  Accounts payable                                  3,305,746                 1,758,849
                  Accrued liabilities and other                       565,244                    27,258
                                                                  -----------              ------------
         Total adjustments                                         (4,311,418)               (2,456,938)
                                                                  -----------              ------------
         Net cash used in operating activities                     (4,077,529)               (2,164,951)


Cash flows from investing activities:
     Capital expenditures                                          (1,462,897)                 (589,967)
     Proceeds from sale of equipment                                  106,867                    58,932
                                                                  -----------              ------------
         Net cash used in investing activities                     (1,356,030)                 (531,035)


Cash flows from financing activities:
     Net borrowings under line-of-credit                            5,142,592                 2,352,652
     Proceeds from issuance of long-term obligations                  300,000                         -
     Principal payments on long-term obligations                     (481,232)                 (225,369)
                                                                  -----------              ------------
         Net cash provided by financing activities                  4,961,360                 2,127,283
                                                                  -----------              ------------

Net increase (decrease) in cash and cash equivalents                 (472,199)                 (568,703)

Cash and cash equivalents at beginning of period                      477,330                   575,684
                                                                 ------------              ------------
Cash and cash equivalents at end of period                       $      5,131              $      6,981
                                                                 ============              ============


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                $    341,376               $   111,304
         Income taxes                                                       -                   332,324

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


NOTE B.-  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method)
or market.
Inventories consist of the following:
                                      December 31, 1995      September 30, 1996
         Raw Materials                    $5,119,192             $9,141,515
         Work In Progress                 $1,019,664             $1,666,950
         Finished Goods                   $1,225,179             $2,000,706


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


                                        Percentage of Net Sales            Percentage of Net Sales
                                        for the three month                for the nine month
                                        period ended September 30,         period ended September 30,
                                            1996      1995                     1996       1995
                                        -------------------------------------------------------------
         Net Sales                          100.0%   100.0%                    100.0%   100.0%
         Gross Profit                        25.0     27.7                      25.4     27.6
         Selling Expenses                    11.6     13.8                      13.3     14.9
         General & Administrative             6.9      9.8                       9.4     10.1
         Operating Profit                     6.5      4.1                       2.7      2.5
         Interest Expense                     1.5      0.6                       1.5      0.7
         Gain on Sale of Equipment            0.8      0.0                       0.4      0.3
         Earnings Before Income Taxes         5.4      3.5                       1.3      2.3
         Net Earnings                         3.6      2.2                       0.9      1.5

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

GROSS PROFIT PERCENTAGES decreased from 27.6% in the first nine months of 1995 to 25.4% for the same period of 1996. During the third quarter of 1996, compared to the same period of 1995, gross profit percentages decreased to 25.0% from 27.7%. Gross profit percentages were negatively affected by an increase in raw materials as a percentage of sales due to a higher percentage of sales of Polarfleece(R) throws and blankets and decreased manufacturing efficiencies in part related to the large increase of new employees and inadequate fabric deliveries in August and September, and other manufacturing overhead expenses related to new and expanded manufacturing capacity due to the opening of the new Redfield, South Dakota Polarfleece(R) manufacturing plant.

SELLING EXPENSES, as a percentage of net sales, decreased from 14.9% in the first nine months of 1995 to 13.3% in 1996. The decline in selling expense as a percentage of net sales from the first nine months of 1995 to the comparable period in 1996 is primarily due to the increase in net sales. The amount of selling expenses increased primarily as the result of higher sales representative commissions related to increased net sales, the Company's efforts to develop new channels of distribution and customers, including but not limited to the Company's expansion of in-house sales staff and the hiring of a new Vice President of Corporate Sales. Additionally, the Company's participation in the Heimtextil trade show in Frankfurt, Germany and expanded showrooms in Chicago and Atlanta has increased selling expenses in 1996 as compared to 1995.

GENERAL AND ADMINISTRATIVE EXPENSES increased from $2,034,000 in the first nine months of 1995 to $2,486,000 during the same period in 1996. The increase is primarily due to the Company's expansion of design and product development capabilities, middle management and clerical support, and other general support for the addition of the Polarfleece(R) line of products and related manufacturing facilities in Platte and Redfield, SD. Specifically, increased telephone, computer and related office expenses are approximately 50% of the increase in General and Administrative expenses.

GAIN ON SALE of equipment was $59,000 in the first nine months of 1995, compared to a $107,000 gain during the same period of 1996. These gains are from the sale of excess equipment.

INTEREST EXPENSE increased from $140,000 in the first nine months of 1995 to $392,000 in the first nine months of 1996. This increase was the result of higher average borrowings to finance capital expenditures, higher accounts receivable, and higher inventories.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $7.6 million as of December 31, 1995 compared to $6.8 million as of September 30, 1996.

At December 31, 1995 and September 30, 1996, the Company had cash and cash equivalents of $477,000 and $5,000, respectively. The decrease in cash was utilized for working capital and capital expenditure needs.

The seasonality of the Company's production and sales cycle and the increase of sales volume have resulted in increased working capital requirements during 1996. Accounts receivable at September 30, 1996 increased by $2,700,000 from December 31, 1995. Inventory levels at September 30, 1996 increased by $5,400,000 from December 31, 1995 due to the build-up of inventory to shipped in the fourth quarter and to support a potential influx of orders for Polarfleece(R) products as a result of the second national Polarfleece(R) advertisement which is in the newstands during November, 1996. In addition, the buying habits of the Company's customers indicate a trend away from substantial advance stocking orders to smaller, more frequent shipping orders. This trend requires the Company to carry larger levels of work in progress and finished goods inventories than those historically maintained.

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

Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of September 30, 1996, the total outstanding indebtedness was $461,000. This indebtedness bears interest at 6% per annum and is payable in varying installments through January 1998.

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