Form 10-K
period 1996-12-31
DAKOTAH INC
filed 1997-03-31
CIK 859944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
    DECEMBER 31, 1996                                            0-23604

                              DAKOTAH, INCORPORATED
             (Exact name of registrant as specified in its charter)

          SOUTH DAKOTA                                          46-0339860
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   ONE NORTH PARK LANE, WEBSTER, SD 57274-0120
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (605) 345-4646

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   __X__             No _____

      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [___].


      Aggregate market value of voting stock held by non-affiliates of Registrant as of March 21, 1997: Approximately $6,314,000.

      Number of shares of Common Stock, $.01 par value, outstanding as of March 21, 1997: 3,499,755.



                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

         Dakotah, Incorporated ("Company" or "Dakotah") designs, manufactures and markets textile home fashion furnishings which are both functional and decorative. The Company's principal products are decorative pillows, chair pads, throws (polyester fleece and cotton), footstools and table linens. The Company's objective has been to build a strong brand image associated with fashionable styling and high quality products. The Company markets its products (primarily under the Dakotah(R) and Polarfleece(R)* name and various licensed names) to a broad range of major retailers, including department stores, specialty retailers, mass merchandisers and mail order houses.

         Founded in l971 as a craft cooperative, the Company has over 570 employees. The Company's employees are referred to as "associates" in recognition of the need for all associates to work together as a team to make the Company successful. Initially, the Company emphasized fashionable quilted and hand-crafted applique bedspreads and comforters. Applique, one of the oldest handicraft forms, is a process of making a design by sewing small pieces of fabric onto a larger base fabric. The Company utilizes creative design and manufacturing processes to develop superior fashionable products.

         During the 1980's, the Company shifted its focus from bedcoverings to decorative pillows as it believed the decorative pillow market presented significant opportunities for the Company to capitalize on its reputation for fashionable styling and high quality products. In October 1994, the Company announced its decision to discontinue the manufacture of quilted comforters and bedspreads and concentrate on higher margin products. During the previous ten years, demand for the Company's bedspreads and comforters had declined due to price erosion from an increase in imports. Business in decorative accessory products has substantially increased during the same decade. The decision to discontinue the quilted comforters and bedspreads enabled the Company to convert several thousand square feet of manufacturing space, plus many of its associates, from manufacturing bedspreads and comforters to other products.

* Polarfleece(R) is a registered trademark of Malden Mills Industries for which Dakotah has an exclusive license to use the trademark Polarfleece(R) and other trademarks in most home furnishing's product categories.

PRODUCTS

         GENERAL. The Company's principal product groups are decorative pillows, chair pads, throws (polyester fleece and cotton), footstools, bedding and bedding accessories, and table linens. At the end of the second quarter of 1995, the Company began to manufacture polyester fleece throws. The Company's products are both functional and decorative. They allow homeowners to redecorate a room by changing the accessory items, such as decorative pillows and throws, in the room. Many of the Company's customers own more than one set of decorative accessory items for a room, so that they can change the room's appearance from time to time, for example, to match the different seasons of the year.

         The following table sets forth certain information regarding net sales of these product groups during the past three years:

                                                   YEARS ENDED DECEMBER 31
                    --------------------------------------------------------------------------------------
                                 1996                        1995                      1994
                    ----------------------------  -------------------------  -----------------------------
                       Net Sales      Percent       Net Sales    Percent       Net Sales       Percent
Decorative
  pillows and           $20,147,683     48.5%        $19,165,502     62.1%         $21,892,832       72.0%
  chairpads
Throws                   15,748,395     37.9%          7,119,118     23.1%           3,337,687       11.0%
Other products            5,663,519     13.6%          4,599,461     14.8%           5,171,286       17.0%
                        -----------    ------       ------------    ------        ------------      ------
TOTAL                   $41,559,597    100.0%        $30,884,081    100.0%         $30,401,805      100.0%
                        ===========    ======       ============    ======        ============      ======

         DECORATIVE PILLOWS AND CHAIRPADS. The Company offers a wide variety of decorative pillows ranging from basic solid-colored pillows to high-fashion embellished tapestry and velvet pillows. Decorative pillows vary in size, are manufactured in various fabric blends and are filled with 100% polyester or a polyester/cotton blend fiberfill. The Company offers decorative pillows in a wide variety of styles and patterns, currently including over 500 different designs. The Company's decorative pillows generally sell at retail prices ranging from $9 to $70. The Company designs its pillows to meet the style standards of its customers. The Company has used the experience gained in making applique bedcovering products to make creative trims and embellishments for its pillows.

         The Company's chair pad product line consists of 50 different designs for chair pads and 20 different designs for rocker sets. Rocker sets consist of pads plus coordinated backs for the chairs. Many of the same fabrics selected by the Company for its decorative pillows are used to make chair pads.

         THROWS. The Company sells both cotton and polyester throws. The Company's line of cotton throws consists of approximately 50 different designs and is produced by non-affiliated manufacturers. The Polarfleece(R) line consists of 25 different solid colors and 15 various prints or yarn-dyed patterns. Polarfleece(R) is a non-pill polyester fleece fabric. To satisfy certain discount customers, the Company also offers a low-pill fleece throw. The new Dakotah(R) Luxe(TM) line of throws consists of 22 solid colors. The Polarfleece(R) Plus(TM) line consists of 9 styles.

         OTHER PRODUCTS. The Company's other products include bedcoverings, Polarfleece(R) and Dakotah(R) Luxe(TM) blankets, table linens, footstools and accessories. The Company's bedcoverings include a line of duvets (comforter covers) which slip over a comforter like a pillowcase and fasten at the end, offering consumers a quick and easy way to change bedroom decor without the expense of replacing the comforter. The target market for the Company's duvet covers is upscale retailers, including specialty retailers, department stores and mail order houses. The Company's current duvet cover line includes over 25 different designs. The Company's duvet covers generally sell at retail prices ranging from $120 to $750. The Company's table linen products consist of a coordinated line of placemats and napkins. This line consists of 50 different designs. The Company's line of footstools is also produced by non-affiliated manufacturers. This footstool line includes 30 different designs.

         The other products category also includes wall art, miscellaneous low volume products and fabric sold by the yard. Many of these other products utilize the same fabrics as are used to make decorative pillows, chair pads and table linens or are coordinated with the designs for such products.

PRODUCT DESIGN

         Design and color are key components of the Company's successful marketing strategy. The Company's designs include traditional, contemporary, western and novelty patterns. The Company has worked to associate the Dakotah(R) name with products that have unique and innovative designs.

         For its inaugural awards ceremony in 1988, the Home Fashion Products Association selected George C. Whyte, a founder and the President of the Company, as the winner of the Home-Tex-Design Award, which recognizes individuals who have made a major contribution to the industry in home textiles design. The Company has consistently worked to be an innovator in using fabric, color, texture and technique, in bringing innovative and exciting designs to the marketplace. In 1996, the Company's Polarfleece(R) throw was selected by Home Textiles Today, a trade publication, as the product of the year in its category.

         The Company employs a product development staff of eleven persons and a product design staff of five persons who work closely with the marketing staff to develop new designs. The Company obtains its designs from numerous sources, including independent free-lance designers, fabric manufacturers and the Company's associates. The Company utilizes computer assisted design to increase its design capability and reduce costs.

         The Company obtains design licenses from a number of sources, including other home textile products producers (which allows the Company and such producers to offer complementary goods) and independent designers. The Company has licensed and has sold fabric for certain of its more successful designs to manufacturers of complementary products, although net sales from this activity have not been significant.

         The Company's expenses for product development were approximately $730,000 in 1996, $560,000 in 1995, and $450,000 in 1994. The expenditures were for the development of new products, upgrading of existing product lines and the creation and purchase of new designs.

LICENSED PRODUCTS

         The Company's products are marketed under the Dakotah(R) name and various licensed names including Polarfleece(R), Harley-Davidson(R), Roy Rogers(R), and Currier & Ives(R). Beginning in 1997, Dakotah(R) will begin selling products under the Dakotah(R) Luxe(TM) and the upscale Disney(R) licenses, Mickey & Co.(R) and Baby Mickey and Co.(R)

* In December 1993, the Company introduced Harley-Davidson(R) pillows, together with a line of jacquard-woven throws (small blankets) and other accessory products.

* At the October 1994 Home Textile Market, the Company introduced its Elvis Presley(R) line of products.

* At the April 1995 Home Textile Market, the Company introduced its Polarfleece(R) and Campbell's Soup(R) line of products.

* At the October 1995 Home Textile Market, the Company introduced its Polarfleece(R) collegiate licensed and outdoor furniture line of products.

* At the April 1996 Home Textile Market, the Company introduced its new line of Polarfleece(R) blankets.

* At the October 1996 Home Textile Market, the Company introduced Dakotah(R) Luxe(TM), the Company's new line of luxurious microfiber throws, pillows, bedcoverings and accessories and a new line of pillows, throws and bedcoverings with the Disney licenses, Mickey and Co.(R) and Baby Mickey and Co(R).

SALES AND MARKETING

         Virtually all of the Company's products are sold directly to the retail trade primarily through 30 independent sales representative organizations. The Company's showroom and primary sales office is located in New York City on Fifth Avenue. The sales representatives who sell to the gift industry have showrooms in Atlanta, Chicago, Denver, Dallas, San Francisco and Seattle.

         The Company's primary customers are department stores, specialty retailers, mass merchandisers and mail order houses in the United States. The Company markets its designs and products so that conflicts do not develop between customers in order to give the Company's customers flexibility in setting their own marketing and pricing strategies. In 1996, the Company began developing sales distribution in Canada and Europe.

         During 1996, the Company sold to over 2,400 customers, including buyers representing divisions of larger corporations.

         The Company emphasizes quick and dependable delivery of complete orders. The Company's on-line computer system allows customers to place orders, and allows the Company to fill, track and bill orders. Sales representatives assist in maintaining appropriate stocking levels, maintain store displays of Company merchandise, assure proper presentation of Company products, replace damaged packaging and assist with credit and account reconciliation and collection. The Company provides point-of-sale advertising and attractive and informative packaging to obtain consumer interest.

         The Company generally introduces new products during February, April and October in connection with the major Home Fashion Textile shows. During these markets, buyers from all classes of the textile trade throughout the United States come to New York City to preview the products from the home textiles manufacturers. Most sales of successful new designs generally occur six months or more after the product introduction as more conservative buyers follow the lead of market innovators. Additionally, the Company participates in the regular home fashion textile shows at each of its showrooms and the major European home textile show, Heimextil.

         During 1996, the Company and Malden Mills, Industries, the supplier and licensor of Polarfleece(R), advertised Dakotah's Polarfleece(R) products in the following magazines: BHG Better By Design, Country Living, House Beautiful, Martha Stewart Living, Metropolitan Home and Southern Living.

         At December 31, 1996, the Company had approximately $3.0 million of firm orders, compared to approximately $2.7 million on December 31, 1995 and approximately $2.1 million on December 31, 1994. On March 15, 1997, the Company had approximately $3.8 million of firm orders as compared to approximately $3.3 million on March 15, 1996. In general, orders require shipment within six to ten weeks. Accordingly, the Company's firm orders backlog at any time is not necessarily indicative of the level of its future sales. The Company maintains inventory levels sufficient to permit it to fill orders on a timely basis.

         The Company and the home furnishing industry as a whole build up finished goods inventory in the first and second calendar quarters for shipment in the third and fourth calendar quarters. This results in a significant use of working capital during the first and second quarters.

         Although 15% of the Company's 1996 sales were made to a single customer, the Company believes the loss of this customer would not have a material adverse effect on the Company.

MANUFACTURING AND DISTRIBUTION

         The Company's manufacturing operations consist principally of cutting sewing, and embroidering fabric. The Company primarily utilizes two independent contractors, one to produce all of its footstool products and one to produce its jacquard-woven cotton throws. The Company does not have the manufacturing capabilities to produce jacquard-woven textiles and footstools. Additionally, the Company uses contract manufacturers to cut and sew fabric during certain peak periods of the year.

         For several years, the Company has committed significant efforts to improve the productivity of its associates through the use of various total quality management concepts and automation. The Company has devoted significant resources to support its quality improvement efforts. The Company attempts to maintain close contact with customer quality control personnel to assure the Company's understanding of customer requirements.

RAW MATERIALS

         The principal raw materials that the Company uses in manufacturing its products are solid color, print and jacquard fabrics, solid color and print polyester fleece fabrics from Malden Mills Industries, Inc. and fiberfill. The Company purchases certain fabrics with the exclusive right to the designs in the Company's markets. The Company does not import any significant portion of its raw materials. Although the Company usually purchases raw materials from only a limited number of suppliers, these raw materials are generally readily available from several manufacturers, a few of which are competitors of the Company. Purchase commitments for raw materials are generally insignificant in comparison to the total amount of a raw material to be purchased.

         During 1996, Malden Mills supplied the Company with 46% of its raw material requirements for 1996. The Company receives a significant portion of its annual supply of raw materials from Malden Mills and manufactures a significant amount of finished goods Polarfleece(R) inventory during its first and second quarters and sells to its customers in the third and fourth quarters. As a result of this timing, the Company would have the flexibility to convert its facilities to produce other products or procure substitute fleece supplies in the event the delivery of supplies from Malden Mills would be substantially interrupted. The use of a substitute fleece would require the use of a trademark other than Polarfleece(R).

         The Company acquires most of its cotton throws from Mount Vernon Mills, Inc.

         In order to provide quick response to customers' orders and the lead times sometimes associated with the purchase of its raw materials, the Company makes commitments for future purchases of fabrics and cotton yarns.

COMPETITION

         The Company participates in a highly competitive industry. The Company competes with a number of established designers, manufacturers, importers, and distributors of textile home fashion furnishings, some of which have greater financial, distribution, and marketing resources than the Company. The Company believes the principal competitive factors affecting its business include its ability to continue to create and develop quality products offering creative and fashionable designs, its marketing expertise, its relationships with customers, and its manufacturing and distribution capabilities. The Company also competes on the basis of quality, brand names, price and service.

GOVERNMENT REGULATION

         The Company is subject to federal and state laws and regulations that require most of its products to bear product content labels containing specified information, including their place of origin and fiber content. The Company's operations are governed by a variety of federal, state, local, and foreign laws and regulations relating to the environment, worker safety and health, advertising, importing and exporting, and other matters applicable to businesses in general. All laws and regulations are subject to change and the Company cannot predict what effect, if any, changes in laws and regulations might have on its business.

TRADEMARKS AND COPYRIGHTS

         The Company owns various trademarks and trade names, including Dakotah(R) ,Dakotah Luxe(TM), Beach Buddy(R), Dakotah Outdoors(R), Lustrah(R), Thermofleece(TM) and Comfortfleece(R). The Company copyrights many of its fabric designs. The Company regards its trademarks, trade names and copyrights as valuable assets and seeks to protect them against infringement. There can be no assurance, however, that any effort to protect its trademarks, trade names and copyrights will be successful or that any such effort will not be prohibitively costly and time consuming. The Company has been licensed to market and manufacture products bearing trademarks owned by others, including but not limited to, Polarfleece(R), Malden Mills(R), Mickey & Co.(R) (Disney(R)), Baby Mickey & Co.(R) (Disney(R)), Harley-Davidson(R), Elvis Presley(R), Campbell's Soup(R), Roy Rogers(R), and Currier & Ives(R).

EMPLOYEES

         At March 15, 1997, the Company had 575 associates, of whom 508 were full-time and 67 were part-time. None of the Company's associates is represented by a labor union, and the Company considers its relations with its associates to be good. Due to a shortage of labor in the northeast South Dakota area, any significant expansion of the Company's manufacturing capabilities in the future may be outside of this area. In addition, due to this labor shortage, the Company manages its operating activities in order to avoid any temporary reductions in its work force. At least 276 of the Company's associates own directly or through their interests in the Company's profit sharing plan, shares of the Company's Common Stock.

ITEM 2.  PROPERTIES.

         The following table summarizes certain information concerning the Company's principal facilities:

                                                                                   APPROX.       OWNED/
                   LOCATION                         PRINCIPAL USE                  SQ. FT.      LEASED (1)

        Webster, South Dakota(3)        Headquarters and Manufacturing            72,000        Owned (2)
        Webster, South Dakota           Manufacturing and distribution            23,000        Owned (2)
        Webster, South Dakota(3)        Warehouse and distribution                14,000        Leased
        Webster, South Dakotah          Sales, Design and Administration           4,500        Owned
        Webster, South Dakota           Factory outlet store                       8,000        Leased
        Redfield, South Dakota          Manufacturing and distribution            42,000        Leased
        Sisseton, South Dakota          Manufacturing and distribution            12,000        Owned
        Veblen, South Dakota            Manufacturing and distribution            20,000        Owned (2)
        Platte, South Dakota            Manufacturing and distribution            20,000        Leased
        Milbank, South Dakota           Manufacturing and distribution            10,000        Owned
        New York, New York              Sales office and showroom                  5,300        Leased
        Atlanta, Georgia                Sales office and showroom                  4,500        Leased
        Chicago, Illinois               Sales office and showroom                  3,419        Leased


(1) For additional information concerning the Company's leases, see Notes F and G to Financial Statements.

(2) These properties are being purchased by means of capital lease purchase agreements.

(3) In the Fall of 1996, the Company began a 32,000 square foot expansion of its main manufacturing facility. In January, 1997, the Company began to move its manufacturing from its 23,000 square foot facility to its expanded 72,000 square foot facility. Also in January, 1997, the Company moved most its Warehouse and Distribution activities to its expanded 72,000 square foot facility. In March of 1997, the Company ceased leasing its 14,000 square foot facility.

         The Company believes that its facilities are generally well maintained and in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material litigation and is not aware of any litigation threatened against it that could have a material adverse effect on its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1996.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol DKTH. The following table sets forth for each period indicated the high and low closing sale prices for the Company's Common Stock, as reported by National Association of Securities Dealers Automated Quotation
System:

                                            HIGH              LOW
           1995
           First Quarter                    $3.75            $2.625
           Second Quarter                   $3.875           $3.25
           Third Quarter                    $4.75            $3.25
           Fourth Quarter                   $4.75            $3.875
           1996
           First Quarter                    $4.25            $3.50
           Second Quarter                   $4.50            $3.625
           Third Quarter                    $5.00            $4.25
           Fourth Quarter                   $5.00            $4.00

         These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

         The number of record holders of the Company's Common Stock on March 24, 1997 was 277. The Company estimates that an additional 1,200 shareholders own stock held for their account at brokerage firms and other financial institutions.

         The Company has never paid a cash dividend and expects to retain future earnings for operations and expansion of its business. The future payment of dividends, if any, rests within the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.

         There were no unregistered sales of the Company's Common Stock during the fourth quarter of 1996.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the Company's financial statements included in this report.

                                                                          Years ended December 31,
                                                         1996           1995          1994         1993          1992
                                                         ----           ----          ----         ----          ----
                                                                    (in thousands, except per share data)
  Net sales                                             $41,560        $30,884        $30,402      $23,428       $18,709
  Cost of goods sold                                     30,599         22,485         22,377       16,302        13,267
                                                    ----------------------------------------------------------------------
  Gross profit                                           10,961          8,399          8,025        7,126         5,442
  Selling, general and administrative expense             9,229          7,542          6,346        5,259         4,803
                                                    ----------------------------------------------------------------------
  Operating profit                                        1,732            857          1,679        1,867           639
  Other income (expense)                                   (500)          (141)           (98)        (149)         (261)
                                                    ----------------------------------------------------------------------
  Earnings before income taxes and
     cumulative effect of a change in
     accounting principle                                 1,232            716          1,581        1,718           378
  Income taxes                                              404            256            550          465            89
                                                    ----------------------------------------------------------------------
  Earning before cumulative effect of a
     change in accounting principle                         828            460          1,031        1,253           289
  Cumulative effect on prior years of a
     change in accounting for income taxes                    -              -              -          179             -
                                                    ----------------------------------------------------------------------
  Net earnings                                             $828           $460         $1,031       $1,432          $289
                                                    ======================================================================
  PER SHARE AMOUNTS
     Earnings before cumulative effect of
        a change in accounting principle                  $0.24          $0.13          $0.32        $0.47         $0.12
     Cumulative effect of a change in
        accounting principle                                  -              -              -         0.07             -

                                                    ----------------------------------------------------------------------
           Net earnings                                   $0.24          $0.13          $0.32        $0.54         $0.12
                                                    ----------------------------------------------------------------------
  Weighted average common shares
     outstanding                                          3,500          3,500          3,256        2,661         2,390
                                                    ----------------------------------------------------------------------

  BALANCE SHEET DATA
     Working capital                                     $6,760         $7,587         $8,400       $2,969        $1,947
     Total assets                                        22,930         18,136         14,072       11,485         8,386
     Notes payable to bank                                7,123          3,667            647          549           706
     Long term obligations, less current
        maturities                                          913          1,051          1,368          729           915
     Redeemable common stock                                  -              -              -        8,131         4,861
     Stockholders' equity (deficit)                      10,448          9,520          9,060       (4,229)       (2,527)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         1996 marked the sixth consecutive year of sales increases for the Company. Sales increased .2% in 1991, 19.8% in 1992, 25.2% in 1993, 29.8% in
1994, 1.6% in 1995 and 34.6% in 1996.

         In December of 1993, the Company purchased an additional manufacturing plant in Milbank, South Dakota. In September, 1995, the Company leased an additional manufacturing plant in Platte, South Dakota to manufacture Polarfleece(R) throws. In the Spring of 1996, the Company began to lease an additional manufacturing plant in Redfield, South Dakota to manufacture Polarfleece(R) throws, blankets and other bedcovering items. In the Fall of 1996, the Company began a 32,000 square foot expansion of its main manufacturing facility in Webster, South Dakota. The move into this expansion will be completed before the end of the first quarter of 1997 and the Company will no longer lease the current Webster, South Dakota, warehouse and distribution facility.

         These expansions, along with the purchase of additional equipment and the reconfiguration of the Webster, South Dakota manufacturing facilities, should allow the Company adequate flexibility and capacity to satisfy projected sales volume in 1997.

RESULTS OF OPERATIONS:

         Statements of earnings
         data as a percent of net sales:
         -------------------------------             Year Ended December 31,
                                                   1996        1995      1994
                                                   ----        ----      ----

         Net sales                                  100.0%    100.0%    100.0%
         Gross profit                                26.4      27.2      26.4
         Selling expenses                            13.2      14.1      12.7
         General and administrative expenses          9.0      10.3       8.2
         Operating profit                             4.2       2.8       5.5
         Interest expense                             1.5        .8        .5
         Earnings before income taxes                 3.0       2.3       5.2
         Net earnings                                 2.0       1.5       3.4

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         Net sales increased from $30.4 million in 1994 to $30.9 million in 1995 and to $41.6 million in 1996. The 1996 net sales increase was due primarily to the sales growth of the Company's Polarfleece(R) line of products, pillow products, bedcoverings and accessories, and cotton throws. Only the Company's table linen products and footstool products did not experience growth.

         The 1995 net sales increase of Polarfleece(R) products was mostly offset by a decrease in the sales of cotton throws, the Company's decision to cease doing business with a significant customer and the Company's decision to cease the manufacture of quilted bedcoverings. The decision to cease doing business with this significant customer was generally due to unsatisfactory profit margins. Additionally, during the first and second quarters of 1995, sales declined 17% from the same period in 1994 primarily due to a general slowdown in the Home Fashion Textile Industry.

         Gross profit margins were 26.4% in 1996, 27.2% in 1995, and 26.4% in 1994. In 1996, the gross margin was negatively affected by the start-up of the Redfield manufacturing facility and changing product mix. The Polarfleece(R) line of products have a higher percentage of sales related to raw materials which reduces gross margins. Although the cost of fiberfill decreased in 1996, substantially all of this cost savings was passed on to the Company's customers.

         In 1995, the gross margin was negatively affected by the lower sales and pricing pressure during the first seven months of the year, polyester fiberfill cost increases, and the startup of Polarfleece(R) throw manufacturing in Webster and Platte, South Dakota.

         Selling expenses were $5.5 million in 1996, $4.3 million in 1995 and $3.8 million in 1994. Selling expenses during 1996 increased primarily due to the additional personnel and related expenses to support higher sales, including the addition of a Vice President-Corporate Sales, and the expenses related to the development of new markets and distribution channels for the Company's products. Selling expenses were also higher because of costs directly related to higher sales, such as commissions and shipping expenses. Selling expenses as a percentage of net sales were 13.2% in 1996, 14.1% in 1995, and 12.7% in 1994. Selling expenses decreased as a percentage of sales in 1996 due to increased sales.

         Selling expenses during 1995 were higher, in part, due to higher sales commissions related to replacing the business from the former significant customer with commissioned sales, additional expenses related to the development of additional sales and marketing tools, expanded Trade Show participation, and the Company's expansion of its showroom in the Atlanta Merchandise Mart.

         General and administrative expenses were $3.7 million in 1996, $3.2 million in 1995, and $2.5 million in 1994. General and administrative expenses increased in 1996 from 1995 due to increased administrative and management staff to support higher sales, computer expenses related to the planned 1997 computer software conversion and higher product development expenses. General and administrative expenses, as a percent of net sales, were 9.0% in 1996, 10.3% in 1995, and 8.2% in 1994. General and administrative expenses decreased as a percentage of sales in 1996 due to increased sales.

         General and administrative expenses increased in 1995 as compared to 1994, primarily as the result of the following: $300,000 due to the addition of senior management and other administrative personnel, $150,000 due to expenses related to the Company's purchase and implementation of new computer, information and communication systems, $170,000 due to increased bad debt expense, $150,000 due to the addition of design staff and related costs, and $80,000 due to increased professional fees. The Company accrued $464,000 in 1994 under the officers' stock appreciation program. No additional compensation expense was accrued after 1994 relating to this program as it was terminated upon the effectiveness of the Company's initial public stock offering in 1994.

         Interest expense was $613,000 in 1996, $241,000 in 1995, and $173,000 in 1994. The increase in 1996 was due to the increased use of the Company's revolving line of credit to finance 1996 capital expenditures and working capital needs.

         The effective income tax rate was 32.8% in 1996, 35.8% in 1995, and 34.8% in 1994. The lower rate in 1996 was primarily due to the Company's donation of obsolete fabric and second quality product to certain charities.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company had cash and cash equivalents of $3,000 as of December 31, 1996, $477,000 as of December 31, 1995 and $576,000 as of December 31, 1994.

         Working capital was $6.8 million as of December 31, 1996, $7.6 million as of December 31, 1995 and $8.4 million as of December 31, 1994. The 1996 decrease in cash and cash equivalents and in working capital was primarily due to the use of cash and cash equivalents and the Company's line of credit to finance 1996 capital expenditures. In the first quarter of 1997, the Company refinanced over $900,000 of the capital expenditures with low-interest loans from the State of South Dakota and the Northeast South Dakota Energy Conservation District.

         The 1995 decrease in working capital from 1994 was due primarily to the financing of 1995 capital expenditures with a term note obligation that is classified as a current liability.

         The net cash used in operating activities and investing activities during 1996 was primarily financed from net borrowings under the Company's revolving line of credit. The net cash used in operating and investing activities are primarily related to the increase in sales and manufacturing capacity during 1996. The net cash used in operating activities and investing activities during 1995 was primarily financed from net borrowings under the Company's revolving line of credit. The net cash used in operating and investing activities are primarily related to the increase in manufacturing capacity during 1995 and the increase in sales during the fourth quarter of 1995 as compared to the same period of 1994.

         Accounts receivable were $7,500,000 as of December 31, 1996, $6,400,000 as of December 31, 1995, and $4,800,000 as of December 31, 1994. The increase in 1996 was due to increased sales during the fourth quarter of 1996 as compared to the same period of 1995. The increase in 1995 was due to increased sales during the fourth quarter of 1995 as compared to the same period of 1994.

         Inventories were $9,600,000 as of December 31, 1996, $7,400,000 as of December 31, 1995, and $5,900,000 as of December 31, 1994. The increases in 1996 and 1995 were primarily due to increased raw material and finished goods inventory of Polarfleece(R).

         The Company has used and expects to continue to use its revolving line of credit to meet its short-term working capital requirements.

         During 1996, the Company renegotiated its credit facility. The new credit facility, which expires August 1998, consists of a revolving note and a term note. The total amount available under the revolving note, which is due on demand, is limited to the lesser of $9 million or a defined borrowing base of eligible accounts receivable and inventory. The term note is due on demand and requires monthly principal payments of $20,833. Inventory advances under the revolving note, as defined in the agreement, provide for monthly interest payments at 2% above the bank's prime rate (effectively 10.25% at December 31, 1996). The term note and other advances under the revolving note provide for monthly interest payments at 1.5% above the bank's prime rate (effective rates of 9.75% and 10% at December 31, 1996 and 1995). Both notes are collateralized by accounts receivable, inventory, equipment, and general intangibles. The outstanding balances on the revolving note and term note were $6,415,000 and $708,000 at December 31, 1996. The outstanding balances on the revolving note and term note were $2,708,000 and $958,000 at December 31, 1995.

         For the year ended December 31, 1996, the Company's capital expenditures were $2,381,000. The 1996 capital expenditures include $1,891,000 to expand manufacturing capacity, upgrade existing buildings and additional production equipment and $399,000 to upgrade the Company's computer system.

         For the year ended December 31, 1995, the Company's capital expenditures were $1,061,000. The 1995 capital expenditures include $724,000 to expand manufacturing capacity, upgrade existing buildings, and additional production equipment and $302,000 to upgrade the Company's computer system. For the year ended December 31, 1994, the Company's capital expenditures were $337,000.

         The Company expects to spend an aggregate of approximately $1,000,000 in 1997 to expand capacity and to up-grade existing buildings and production equipment. In addition, the Company expects to spend between $250,000 and $400,000 to continue the upgrade and expansion of the Company's computer system. The Company is pursuing long term financing for its 1997 planned capital expenditures and for capital expenditures previously financed through its revolving line of credit.

         Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of December 31, 1996, the total outstanding indebtedness was $461,000 compared to $923,000 at December 31, 1995 and $1,186,000 at December 31, 1994. This indebtedness bears interest at 6% per annum and is payable in varying installments through January 1998.

         The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its short-term working capital, projected capital expenditures and other financing needs.

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials, new plant startups, financing needs or plans, intellectual property rights, and other risks indicated in filings with the Securities and Exchange Commission.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and schedules relating to the Company are included herein:


Financial Statements:
       Report of Independent Certified Public Accountants...............................................28
       Balance Sheets at December 31, 1996 and 1995.....................................................29
       Statements of Earnings for years ended December 31, 1996, 1995 and 1994..........................30
       Statements of Changes in Stockholders' Equity (Deficit) for years ended December 31,
            1996, 1995 and 1994.........................................................................31
       Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994........................32
       Notes to Financial Statements....................................................................33
Financial Statement Schedules:
       Schedule II - Valuation and Qualifying Accounts for years ended December 31, 1996, 1995 and 1994 ...................................................................................43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of Dakotah are as follows:

                               Director
            Name                 Since        Age             Positions With The Company
            ----                 -----        ---             --------------------------
 George C. Whyte(1)               1980        47     President and Chairman of the Board of
                                                     Directors
 Troy Jones, Jr. (1)              1994        36     Chief Executive Officer, Treasurer and
                                                     Director
 James D. Becker(2)               1990        36     Mechanic, Director
 Dorothy A. Benson(2)             1986        52     Product Development Specialist, Director
 Gary L. Conradi (1,2,3)          1984        57     Vice Chairman of the Board of Directors
 Michael G. Grosek(1,3)           1991        41     Director
 Linda J. Laskowski(2)            1994        47     Director
 Leo T. Reynolds(3)               1995        51     Director
 Lee A. Schoenbeck(1,2)           1993        38     Secretary, Director
 Daniel F. Harper                  --         42     Vice President, Corporate Sales
 Georgie Olson Harper              --         42     Vice President, National Sales


   ----------------------------------------
   (1)  Member of Executive Committee
   (2)  Member of Audit Committee
   (3)  Member of Compensation Committee

         GEORGE C. WHYTE is a founder of the Company and has been its Chairman of the Board of Directors since June 1988. Mr. Whyte also served as President from the Company's inception to June 1988 and from April 1991 to the present, and as Chief Executive Officer from June 1988 to January 1995. He was elected to the Board of Directors in July 1980.

         TROY JONES, JR. was elected to the Board of Directors in August 1994, elected Chief Executive Officer in January 1995 and elected Treasurer in June 1996. Mr. Jones has been President of Orion Financial Corp. of South Dakota since July 1993. For more than six years prior to that, he was Director of Finance in the South Dakota Governor's Office of Economic Development.

         JAMES D. BECKER was elected to the Board of Directors in July 1990. He has been a sewing machine mechanic for the Company since April 1988.

         DOROTHY A. BENSON was elected to the Board of Directors in July 1986. From July 1993 to the present, she has been a Product Development Specialist for the Company. Ms. Benson, a Company associate since July 1983, has worked in various other Company positions including as a Pattern Maker and Data Design Specialist.

         GARY L. CONRADI was elected to the Board of Directors in 1984 and serves as the Vice Chairman of the Board of Directors. Since 1980, Mr. Conradi has served as the Vice President of Corporate Services for Raven Industries, Inc., a manufacturer of specialized plastics, electronics and apparel.

         MICHAEL G. GROSEK was elected to the Board of Directors in July 1991. Mr. Grosek has been the Mayor of the City of Webster, South Dakota since 1985. For more than five years, he has also owned and operated Mike's Jack & Jill, a supermarket in Webster, South Dakota.

         LINDA J. LASKOWSKI was elected to the Board of Directors in August 1994. Ms. Laskowski has been with U.S. West Communications since 1987, as Vice President and General Manager of Information Provider Market until October 1991, as Chief Executive Officer of CLM Associates (a joint venture between U.S. West Communications and France Telecom) from October 1991 to January 1994, as Vice President - South Dakota from March 1993 to December, 1996, and as Vice President of Telephony of Continental Cablevision (which was acquired by U.S. West in 1996) since January, 1997.

         LEE A. SCHOENBECK returned to the Board of Directors in December 1993, having previously served on the Board of Directors from July 1985 through July 1991. Mr. Schoenbeck has served as Secretary of the Company since October, 1995 and served as Treasurer from October 1995 to June 1996. Mr. Schoenbeck has been an attorney in Webster, South Dakota since 1984, and currently provides services as outside General Counsel to the Company.

         GEORGIE OLSON HARPER has been the Company's Vice President of National Sales since February 1996 and National Sales Manager from April 1991 through January 1996. Ms. Olson Harper, a Company associate since 1975, has worked in various other Company positions including Contract Sales Manager and Customer Service Manager. In February, 1996, Ms. Harper was promoted to Vice President - National Sales.

         DANIEL F. HARPER has been the Company's Vice President of Corporate Sales since joining the Company in February 1996. For approximately 20 years prior to joining the Company, Mr. Harper worked for HW Baker Company, Incorporated, a distributor of textile products, most recently as a vice president.

         LEO T. REYNOLDS was elected to the Board of Directors in December 1995. Mr. Reynolds is the President of Electronic Systems, Inc., a electronics manufacturing company.

         Pursuant to the Company's Articles of Incorporation, the Board of Directors is divided into three classes serving staggered three-year terms expiring at each successive annual meeting of stockholders. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified.

CERTAIN FILINGS

         Section 16(a) of the 1934 Act requires the Company's directors, executive officers, and persons who own more than ten percent of the common Stock of the Company to file with the Securities and Exchange Commission ("Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of common shares of the Company. directors, officers, and greater than ten percent shareholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all required reports were filed timely with the exception of initial statements of beneficial ownership for Daniel Harper and Georgie Olson Harper.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information for the Company's fiscal years ended December 31, 1996, 1995, and 1994 regarding compensation earned by or awarded to the Company's Chairman, Chief Executive Officer, and Vice President - National Sales, the only executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                            ANNUAL COMPENSATION ($)
                                      -------------------------------------   LONG-TERM
                                                                             COMPENSATION
     NAME AND PRINCIPAL      FISCAL                          OTHER ANNUAL       OPTION         ALL OTHER
           POSITION           YEAR     SALARY    BONUS(1)    COMPENSATION     AWARDS(#)     COMPENSATION ($)
           --------           ----     ------    -----       ------------     ---------     ----------------

   George C. Whyte            1996     145,000    29,000           -0-         100,000            -(2)
       President and          1995     141,000    58,000           -0-          25,000        1,545(3)
       Chairman of the        1994     136,650      -0-            -0-         184,300      309,333(4)
       Board

   Troy Jones, Jr.(5)
       Chief Executive        1996       -0-        -0-          150,000       242,745            -0-
       Officer                1995       -0-        -0-          200,000       100,000            -0-

   Georgie Olson Harper(6)
       Vice President -       1996     94,100     17,500         -0-             -0-              -(2)
       National Sales

-----------------------
(1) Cash bonuses have been included as compensation for the year earned, calculated in accordance with the terms of the individual's incentive compensation plan, even though actually paid in the subsequent year.
(2) For 1996 the Company contributed a total of $59,000 for all employees to the Company's Profit Sharing Plan. As of the date of filing this report this contribution had not been allocated and accordingly no portion of this contribution is included herein.
(3) Consists of the value of the cash contributions to the Company's Profit Sharing Plan allocated to the executive officer .

(4) Includes the amount earned on stock appreciation rights granted pursuant to deferred compensation agreements. See "Stock Appreciation Rights Plan."

(5) All compensation for Mr. Jones' service to the Company is paid to Orion Financial Corporation of South Dakota ("Orion"). The Company has engaged Orion to provide such services. Mr. Jones is the President and controlling shareholder of Orion.

(6) Ms. Harper became an executive officer of the Company on February 12, 1996.


OPTIONS GRANTED DURING FISCAL 1996

         The following table provides information relating to options granted to the Named Executive Officers during the Company's fiscal year ended December 31, 1996:

                                                                INDIVIDUAL GRANTS
                             -----------------------------------------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE VALUE
                               OPTIONS      PERCENT OF TOTAL      EXERCISE                  AT ASSUMED ANNUAL RATES
                               GRANTED     OPTIONS GRANTED IN       PRICE     EXPIRATION         OF STOCK PRICE
NAME                           (#)(1)      FISCAL YEAR (#/SH)      ($)(2)        DATE       APPRECIATION FOR OPTION
                                                                                                      TERM
                                                                                               5%($)(3)     10%($)(3)
                             -----------------------------------------------------------------------------------------
George C. Whyte(4) ........    100,000            25.6%             $4.75       9/16/03      131,000       290,000

Troy Jones, Jr.(5)(6)......    242,745            62.1%             3.88       12/31/00      259,737       725,808


(1) The number indicated is the number of shares of Common Stock that can be acquired upon exercise of the option. The Company has not granted any stock appreciation rights.

(2)  Exercise prices are equal to the fair market value at the date of grant.

(3) The assumed 5% and 10% annual rates of appreciation are hypothetical rates selected by the Securities and Exchange Commission and are not intended to, and do not, forecast or assume actual future stock prices.

(4) The options vest annually in five equal installments beginning September 16, 1997.

(5) One third of these options is exercisable on January 1 of 1997, 1998 and 1999.

(6)  These options are issued in the name of Orion.

AGGREGATED OPTION EXERCISES DURING FISCAL 1996 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 1996. The Company does not have any outstanding stock appreciation rights.

                                                         NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                             SHARES                        OPTIONS AT FISCAL       IN-THE-MONEY OPTIONS AT
                          ACQUIRED ON        VALUE           YEAR-END (#)           FISCAL YEAR-END ($)(2)
NAME                    EXERCISE (#)(1)     REALIZED    EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
                                             ($)(1)
                        ----------------- ------------- ------------------------ -----------------------------
George C. Whyte               -0-             -0-          209,300 / 100,000             17,188 / -0-

Troy Jones, Jr. (3)           -0-             -0-          100,000 / 242,745             68,750 / 106,201

Georgie Olson Harper          -0-             -0-            6,000 /  34,000              4,110 / 24,540


(1) See "Stock Appreciation Right Plan" for a description of the termination of certain stock appreciation rights.

(2) Options are "in-the-money" if the fair market value of the underlying shares at fiscal year end is greater than the exercise price.

(3)  These options are issued in the name of Orion.


1995 STOCK OPTION PLAN

         The 1995 Stock Option Plan ("1995 Plan") was approved by the Board of Directors, effective December 19, 1995 and by the shareholders on June 12, 1996. All employees and consultants of the Company, including officers and directors, are eligible to receive options under the 1995 Plan. The 1995 Plan authorizes the granting of options to purchase up to 800,000 shares of Common Stock. The 1995 Plan provides both for incentive stock options specifically tailored to the provisions of the Internal Revenue Code of 1986 and for options not qualifying as incentive options. The 1995 Plan is administered by a committee of the Board of Directors. The 1995 Plan generally does not specify the terms and conditions of options to be granted under the Plan, and options issued shall be exercisable at such times and subject to such restrictions and conditions as the committee shall in each instance approve. The 1995 Plan further provides that upon the occurrence of certain "acceleration events" the options will become fully vested. An acceleration event occurs (i) when a person, or group of persons acting together, becomes the beneficial owner of 30 percent or more of the Company's outstanding shares; (ii) when a change in majority of the Board occurs without the approval of at least 60% of the prior Board; or (iii) the approval by stockholders of a sale of all or substantially all the assets or of a liquidation or dissolution of the Company.

STOCK APPRECIATION RIGHTS PLAN

         Effective January 19, 1990, the Company entered into a deferred compensation agreement with George C. Whyte providing for the award of stock appreciation rights ("SARs"). In general, Mr. Whyte was entitled to the appreciation in the value of the Common Stock on the date of exercise of the SARs over the value of the Common Stock on the date of award. The SARs were two-thirds vested as of December 31, 1993 and would have been fully vested as of December 31, 1994.

         The Company entered into an agreement with Mr. Whyte to terminate his deferred compensation agreements effective upon the date of the Company's public offering which was March 23, 1994. The agreement provided that the SARs were fully vested as of the date of the public offering and fixed the amounts earned under the SARs based on the initial public offering price of $5.125.

         As a result of the agreement fixing the amount owed pursuant to the SARs, Mr. Whyte was issued, effective upon the date of the public offering, a promissory note in the principal amount of $878,666. The indebtedness bears interest at six percent per annum and is payable in varying installments through January 1998. The termination agreement also provided for the grant of options, with a term of five years and exercise price of $5.125 per share, to purchase 184,300 shares of Common Stock to Mr. Whyte.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with George C. Whyte. The Agreement provides for an initial term of employment ending on December 31, 2001, annual compensation, annual percentage increases in base salary, and participation in bonus and benefit plans of the Company in effect from time to time. In connection with the Agreement, Mr. Whyte was granted an option to purchase 100,000 shares of the Company's Common Stock. The Agreement also provides that the Company shall make available to Mr. Whyte a loan to fund a portion of the exercise price of such options. The Agreement terminates automatically upon the death of the employee and the Company may terminate the agreement only for cause (as defined in the agreement). Subject to certain conditions and exceptions, the Agreement provides that Mr. Whyte may not compete with the Company in the United States nor solicit any of its customers or employees for a period of one year following termination of his employment.

EMPLOYEE PROFIT SHARING PLAN

         Effective January 1, 1988, the Company adopted the Dakotah, Incorporated Employee Profit Sharing Plan (the "Plan"). In general, all employees who are not covered by a collective bargaining agreement are eligible to participate in the Plan after completing one year of service as defined in the Plan. Plan benefits are 100% vested at the completion of five years of service. Prior to the completion of five years of service there is no vesting. The Plan also provides for 100% vesting at the normal retirement date or upon death or disability of the participant.

         Contributions to the Plan are determined each year by the Board of Directors at its discretion, but are limited to maximum permissible amounts as defined in the Plan. Contributions to the Plan may be made in the form of shares of the Company's Common Stock, valued at their fair market value, or cash. The Company may direct that contributions made in cash will be used to purchase Company Stock in the open market. Contributions to the Plan are allocated among eligible participants in the proportion of each participant's salary to the total salaries of all participants for the year in which the contribution was made, and are held in trust until each participant's retirement, disability, death or other termination of employment. All future distributions shall be made in Common Stock, unless the recipient elects to receive cash. The Company administers the Plan. First American Trust is the Trustee of the Plan.

         A $75,000 cash contribution was made for the year ended December 31, 1994. For 1996 and 1995, cash contributions of $59,000 and $50,000 were made which the Company directed be used to purchase the Company's issued and outstanding Common Stock.

DIRECTOR COMPENSATION

         Effective January 1, 1995, a new director's compensation plan was approved by the Executive Committee of the Board of Directors which provides that each director who is not employed by the Company will receive $550 per Board or committee meeting held in person, will receive $300 for any such meeting held by telephone conference, and will receive an annual retainer of either $1,500 (for executive committee members) or $1,000 (for other outside directors). Each employee director who is not an officer will receive $150 per Board or committee meeting. Travel expenses for directors will continue to be reimbursed.

1996 STOCK OPTION PLAN FOR DIRECTORS

         The 1996 Stock Option Plan for Directors ("Director Plan") was approved by Board of Directors effective May 9, 1996 and by the shareholders on June 12, 1996. The Director Plan provided that effective upon approval of the Director Plan to the shareholders that each director who is not an officer of the Company would receive an option to purchase 4,000 shares. For purposes of the Director Plan, the director who is also the secretary of the Company is not considered an "officer". A person not currently a member of the Board of Directors will receive an option to purchase 4,000 shares upon his or her initial election as a director. On the date of each subsequent annual meeting of shareholders, each director will receive an additional option to purchase 2,000 shares; provided that such director has received no other option under the Director Plan during the immediately preceding six month period. The exercise price of all options under the Director Plan is equal to the fair market value on the grant date, and each option will be fully vested on the grant date. If an optionee ceases to serve as a director of the Company for any reason other than death, disability of for cause, the option may be exercised subject to the expiration date of the option for three months after such termination. If the director is terminated because of death and disability the option may be exercised for up to one year after such termination. If the director is terminated for cause, all unexercised options shall terminate immediately. The Director Plan authorizes the granting of options to purchase up to 100,000 shares of Common Stock.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of Common Stock beneficially owned by: (i) each person or entity known by the Company to own 5% or more of the Company's Common Stock; (ii) each director of the Company (iii) named Executive Officer; and (iv) all executive officers and directors as a group. All persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned unless otherwise noted. The number of shares listed is as of March 24, 1997.


                                                                                        PERCENT OF
                                                                NUMBER OF SHARES       OUTSTANDING
NAME AND ADDRESS                                               BENEFICIALLY OWNED         SHARES
----------------                                               ------------------         ------
Dakotah Incorporated Employee Profit Sharing Plan                    1,669,969              42.7%
First American Trust, Trustee
One North Park Lane
Webster, South Dakota  57274

Heartland Advisors, Inc.                                               368,000               9.4%
790 North Milwaukee Street
Milwaukee, Wisconsin 53202

George C. Whyte(1,2)                                                   396,597              10.1%
One North Park Lane
Webster, South Dakota  57274

Troy Jones, Jr.(3)                                                     180,915               4.6%
One North Park Lane
Webster, South Dakota  57274

James D. Becker(1,4)                                                     9,409                .2%
One North Park Lane
Webster, South Dakota  57274

Dorothy A. Benson(1,5)                                                  13,568                .3%
One North Park Lane
Webster, South Dakota  57274

Gary L. Conradi(6)                                                       7,200                .2%
205 East Sixth
Sioux Falls, South Dakota  57102

Michael G. Grosek(7)                                                     6,000                .2%
P.O. Box 543
Webster, South Dakota  57274

Linda J. Laskowski(8)                                                    6,000                .2%
One North Park Lane
Webster, South Dakota  57274

Leo T. Reynolds(9)                                                       4,000                .1%
One North Park Lane
Webster, South Dakota  57274

Lee A. Schoenbeck(10)                                                   18,400                .5%
One North Park Lane
Webster, South Dakota  57274

Georgie Olson Harper(11)                                                47,548               1.2%
One North Park Lane
Webster, South Dakota  57274

All executive officers and directors as a group                        672,970              17.1%
(11 persons)(1,2,3,4,5,6,7,8,9,10,11)
--------------------

(1) Includes shares allocated to the person's or group's account in the Employee Profit Sharing Plan.

(2) Includes 209,300 shares issuable upon exercise of outstanding options, 58,831 shares allocated to Mr. Whyte in the Employee Profit Sharing Plan, 2,233 shares owned directly by Mr. Whyte's wife and 25,488 shares allocated to Mr. Whyte's wife in the Employee Profit Sharing Plan.

(3)  Includes 180,915 shares issuable upon exercise of an outstanding option.

(4) Includes 4,500 shares issuable upon exercise of an outstanding option, and 4,832 shares allocated to Mr. Becker in the Employee Profit Sharing Plan.

(5) Includes 4,500 shares issuable upon exercise of an outstanding option, and 7,915 shares allocated to Ms. Benson in the Employee Profit Sharing Plan.

(6)  Includes 6,000 shares issuable upon exercise of an outstanding option.

(7)  Includes 6,000 shares issuable upon exercise of an outstanding option.

(8)  Includes 5,000 shares issuable upon exercise of an outstanding option.

(9)  Includes 4,000 shares issuable upon exercise of an outstanding option.

(10) Includes 6,000 shares issuable upon exercise of an outstanding option, 11,000 shares held in Mr. Schoenbeck's IRA and 600 shares held by Mr. Schoenbeck as custodian for his children.

(11) Includes 6,000 shares issuable upon exercise of outstanding options, 38,091 shares allocated to Ms. Harper in the Employee Profit Sharing Plan and 1,000 shares owned directly by Ms. Harper's spouse.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.

(a)      1.       FINANCIAL STATEMENTS:
         The following financial statements of the Company are incorporated herein by reference as part of this report at Item 8.

              Report of Independent Certified Public Accountants
              Balance Sheets at December 31, 1996 and 1995
              Statements of Earnings for years ended December 31, 1996, 1995 and 1994 Statements of Changes in Stockholders' Equity (Deficit) for years ended December 31, 1996,
                  1995 and 1994
              Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements

         2.       FINANCIAL STATEMENTS SCHEDULES:

         The following financial statement schedule of the Company is incorporated herein by reference as part of this report at Item 8.

              Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

         3.       LISTING OF EXHIBITS:

                 EXHIBITS                                   DESCRIPTION                                PAGE
                 --------                                   -----------                                ----
                   3.1          Articles of Incorporation (Exhibit 3.1)(1)                           ---

                   3.2          Bylaws (Exhibit 3.2)(1)                                              ---

                   4.2          Form of Representative's Warrant to Purchase Common Stock            ---

                  10.1          Amended and Restated Credit and Security Agreement dated August      ---
                                17, 1995 with Norwest Business Credit, Inc. (Exhibit 10.1)(5)

                  10.2          First Amendment dated October 5, 1995 to Amended and Restated        ---
                                Credit and Security Agreement with Norwest Business Credit, Inc.
                                (Exhibit 10.2)(5)

                  10.3          Second Amendment dated November 15, 1995 to Amended and Restated     ---
                                Credit and Security Agreement with Norwest Business Credit, Inc.
                                (Exhibit 10.3)(5)

                  10.4          Third Amendment dated March 15, 1996 to Amended and Restated         44
                                Credit and Security Agreement with Norwest Business Credit, Inc.

                  10.5          Fourth Amendment dated June 18, 1996 to Amended and Restated         49
                                Credit and Security Agreement with Norwest Business Credit, Inc.

                  10.6          Fifth Amendment dated July 11, 1996 to Amended and Restated Credit   52
                                and Security Agreement with Norwest Business Credit, Inc.

                  10.7          Sixth Amendment dated September 11, 1996 to Amended and Restated     59
                                Credit and Security Agreement with Norwest Business Credit, Inc.

                  10.8          Seventh Amendment dated January 17, 1997 to Amended and Restated     66
                                Credit and Security Agreement with Norwest Business Credit, Inc.

                  10.9          Promissory Note dated December 31, 1995 with the State of South      ---
                                Dakota Board of Economic Development (Exhibit 10.5)(5)

                  10.10         Promissory Note, Mortgage and Agreement Relating to Employment       ---
                                dated February 17, 1994, between the Company and South Dakota
                                Board of Economic Development (Exhibit 10.13)(3)

                  10.11         Loan Agreement dated December 2, 1974, among the Small Business      ---
                                Administration, Webster Development Corporation and Tract
                                Handcraft Industries Cooperative (predecessor of the Company)
                                (Exhibit 10.13)(1)

                  10.12         Loan Agreement dated September 29, 1976, among the Small Business    ---
                                Administration, Webster Development Corporation and Tract
                                Handcraft Industries Cooperative (predecessor of the Company)
                                (Exhibit 10.14)(1)

                  10.13         Lease Purchase Agreement dated November 26, 1974, between Webster    ---
                                Development Corporation and Tract Handcraft Industries Cooperative
                                (predecessor of the Company) (Exhibit 10.15)(1)

                  10.14         Lease Purchase Agreement dated September 29, 1976, between Webster   ---
                                Development Corporation and Tract Handcraft Industries Cooperative
                                (predecessor of the Company) (Exhibit 10.16)(1)

                  10.15         Lease Purchase Agreement dated June 1, 1977, between Veblen          ---
                                Development Corporation and the Company (Exhibit 10.17)(1)

                  10.16         Amended and Restated Deferred Compensation Agreement (Phantom        ---
                                Stock) dated May 1, 1993, but effective as of January 1, 1990, between the Company and Terry G. Sampson (Exhibit 10.18)(1)(2)

                  10.17         Amended and Restated Deferred Compensation Agreement dated May 1,    ---
                                1993, but effective as of January 1, 1990, between the Company and
                                George C. Whyte, Jr. (Exhibit 10.19)(1)(2)

                  10.18         Form of Nonqualified Stock Option  (Exhibit 10.20)(1)                ---

                  10.19         Employment Agreement dated January 31, 1994, between the Company     ---
                                and George C. Whyte  (Exhibit 10.23)(1)(2)

                  10.20         Employment Agreement dated January 31, 1994, between the Company     ---
                                and Terry G. Sampson  (Exhibit 10.24)(1)(2)

                  10.21         Description of 1996 Incentive Compensation Plans(2)                  ---

                  10.22         Form of Nonstatutory Option Agreement for Directors (Exhibit         ---
                                10.1)(4)

                  10.23         Nonstatutory Option Agreement with George C. Whyte dated effective   ---
                                May 25, 1995 (Exhibit 10.2)(2)(3)(4)

                  10.24         Nonstatutory Option Agreement with Orion Financial Corporation of    ---
                                South Dakota dated effective January 27, 1995 (Exhibit 10.3)(2)(4)

                  10.25         Form of Officer and Director Indemnification Agreement  (Exhibit     ---
                                10.26)(1)(2)

                  10.26         Dakotah, Incorporated Employee Profit Sharing Plan, as amended       ---
                                through March 1995 (Exhibit 10.22)(2)(5)

                  10.27         Dakotah, Incorporated 1995 Stock Option Plan (Exhibit 10.1)(2)(6)    ---

                  10.28         Dakotah, Incorporated 1996 Stock Option Plan for Directors           ---
                                (Exhibit 10.2)(2)(6)

                  10.29         Dakotah, Incorporated Nonstatutory Option Agreement Under the 1995   ---
                                Stock Option Plan Between the Company and Orion Financial Corp.
                                dated effective January 1, 1996 (Exhibit 10.3)(2)(6)

                  10.30         Employment Agreement dated January 1, 1997, between the Company      71
                                and George C. Whyte(2)

                  23.1          Consent of Grant Thornton LLP                                        76

                  24.1          Powers of Attorney (included in Signature Page)                      ---

                  27.1          Financial Data Schedule

(1) Incorporated herein by reference to the specified exhibit to the Registration Statement on Form SB-2, Reg. No. 33-74766-D.

(2) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(3) Incorporated herein by reference to the specified exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(4) Incorporated herein by reference to the specified exhibit in the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

(5) Incorporated herein by reference to the specified exhibit to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(6) Incorporated herein by reference to the specified exhibit in the Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

(b) Registrant was not required to file a report on Form 8-K during the fourth quarter ended December 31, 1996.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DAKOTAH, INCORPORATED

Date:  March 27, 1997                  /s/ Troy Jones, Jr.
                                      --------------------
                                      Troy Jones, Jr., Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy Jones, Jr., George C. Whyte and Lee A. Schoenbeck, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                                DATE
        ---------                           -----                                ----

/s/ George C. Whyte         President and Chairman of the Board of Directors   March 27, 1997
----------------------
George C. Whyte

/s/ Troy Jones, Jr.         Chief Executive Officer, Treasurer and Director    March 27, 1997
----------------------      (Principal Financial and Accounting Officer)
Troy Jones, Jr.

/s/ Leo T. Reynolds         Director                                           March 27, 1997
----------------------
Leo T. Reynolds

/s/ James D. Becker         Director                                           March 27, 1997
----------------------
James D. Becker

/s/ Dorothy A. Benson       Director                                           March 27, 1997
----------------------
Dorothy A. Benson

/s/ Gary L. Conradi         Vice Chairman of Board of Directors, Director      March 27, 1997
----------------------
Gary L. Conradi

/s/ Michael G. Grosek       Director                                           March 27, 1997
----------------------
Michael G. Grosek

/s/ Linda J. Laskowski      Director                                           March 27, 1997
----------------------
Linda J. Laskowski

/s/ Lee A. Schoenbeck       Secretary, Director                                March 27, 1997
----------------------
Lee A. Schoenbeck






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Dakotah, Incorporated

                We have audited the accompanying balance sheets of Dakotah, Incorporated as of December 31, 1996 and 1995, and the related statements of earnings, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakotah, Incorporated as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                We have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Minneapolis, Minnesota
February 28, 1997





                                               DAKOTAH, INCORPORATED
                                                  BALANCE SHEETS
                                                   DECEMBER 31,

                ASSETS                                               1996           1995
                                                                 -----------     -----------
CURRENT ASSETS
   Cash and cash equivalents                                     $     2,690     $   477,330
   Accounts receivable, less allowance for doubtful accounts
      of $382,000 and $324,000 in 1996 and 1995                    7,538,724       6,365,606
   Inventories                                                     9,555,897       7,364,035
   Prepaid expenses and other                                        735,929         477,507
   Deferred income taxes                                             496,000         467,000
                                                                 -----------     -----------

                Total current assets                              18,329,240      15,151,478

PROPERTY, PLANT AND EQUIPMENT - NET                                3,907,030       2,209,485

OTHER ASSETS
   Deferred income taxes                                             185,000         349,000
   Other                                                             508,690         425,869
                                                                 -----------     -----------

                                                                 $22,929,960     $18,135,832
                                                                 ===========     ===========
                LIABILITIES AND
                   STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to bank                                         $ 7,123,000     $ 3,666,796
   Current maturities of long-term obligations,
     including $332,139 and $234,077 to related parties
     in 1996 and 1995                                                482,835         577,152
   Accounts payable                                                2,134,845       2,253,281
   Accrued liabilities
     Compensation and related benefits                               925,739         654,036
     Other                                                           716,217         413,025
   Income taxes payable                                              187,079             -
                                                                 -----------     -----------

                Total current liabilities                         11,569,715       7,564,290

LONG-TERM OBLIGATIONS, less current maturities,
      including $129,162 and $572,062 to related parties
      in 1996 and 1995                                               912,585       1,051,487

COMMITMENTS                                                              -               -

STOCKHOLDERS' EQUITY
   Common stock, par value $.01, 10,000,000 shares
      authorized; 3,499,755 shares issued and outstanding             34,998          34,998
   Additional contributed capital                                  6,904,156       6,804,156
   Retained earnings                                               3,508,506       2,680,901
                                                                 -----------     -----------
                                                                  10,447,660       9,520,055
                                                                 -----------     -----------

                                                                 $22,929,960     $18,135,832
                                                                 ===========     ===========


The accompanying notes are an integral part of these statements.



                              DAKOTAH, INCORPORATED
                             STATEMENTS OF EARNINGS
                            YEARS ENDED DECEMBER 31,

                                                   1996              1995              1994
                                               ------------      ------------      ------------
Net sales                                      $ 41,559,597      $ 30,884,081      $ 30,401,805
Costs of goods sold                              30,599,183        22,485,346        22,376,413
                                               ------------      ------------      ------------

         Gross profit                            10,960,414         8,398,735         8,025,392

Operating expenses
         Selling                                  5,501,681         4,347,309         3,842,286
         General and administrative               3,727,231         3,194,235         2,503,707
                                               ------------      ------------      ------------
                                                  9,228,912         7,541,544         6,345,993
                                               ------------      ------------      ------------

         Operating profit                         1,731,502           857,191         1,679,399

Other income (expense)
         Interest expense                          (612,717)         (241,285)         (172,965)
         Gain on sale of equipment                  109,700            56,210            44,631
         Other                                        3,120            43,923            29,839
                                               ------------      ------------      ------------
                                                   (499,897)         (141,152)          (98,495)
                                               ------------      ------------      ------------

         Earnings before income taxes             1,231,605           716,039         1,580,904

Income taxes                                        404,000           256,000           550,000
                                               ------------      ------------      ------------

         NET EARNINGS                          $    827,605      $    460,039      $  1,030,904
                                               ============      ============      ============

         Net earnings per share                $        .24      $        .13      $        .32
                                               ============      ============      ============

Weighted average common shares outstanding        3,499,755         3,499,755         3,255,919
                                               ============      ============      ============



The accompanying notes are an integral part of these statements.



                              DAKOTAH, INCORPORATED

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                                  Obligation for      Total
                                               Common Stock             Additional                  redeemable     stockholders'
                                               ------------            contributed    Retained        common          equity
                                           Shares        Amount         capital       earnings         stock         (deficit)
                                        ------------   ------------   ------------   ------------   ------------    ------------
Balance at January 1, 1994                   259,630   $      2,596   $    279,509   $  1,189,958   $ (5,700,720)   $ (4,228,657)

   Elimination of Company's
     obligation to redeem common           2,240,125         22,402      2,408,078            -        5,700,720       8,131,200
     stock

   Issuance of common stock in
     initial public offering, net          1,000,000         10,000      4,116,569            -              -         4,126,569

   Net earnings                                  -              -              -        1,030,904            -         1,030,904
                                        ------------   ------------   ------------   ------------   ------------    ------------

Balance at December 31, 1994               3,499,755         34,998      6,804,156      2,220,862            -         9,060,016

   Net earnings                                  -              -              -          460,039            -           460,039
                                        ------------   ------------   ------------   ------------   ------------    ------------

Balance at December 31, 1995               3,499,755         34,998      6,804,156      2,680,901            -         9,520,055

   Compensation to outside consultant            -              -          100,000            -              -           100,000

   Net earnings                                  -              -              -          827,605            -           827,605
                                        ------------   ------------   ------------   ------------   ------------    ------------

Balance at December 31, 1996               3,499,755   $     34,998   $  6,904,156   $  3,508,506 $          -      $ 10,447,660
                                        ============   ============   ============   ============   ============    ============


The accompanying notes are an integral part of these statements.



                              DAKOTAH, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,


                                                                1996           1995          1994
                                                            -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                             $   827,605    $   460,039    $ 1,030,904
   Adjustments to reconcile net earnings to net cash
     used in operating activities
       Depreciation and amortization                            683,166        445,951        372,469
       Gain on sale of equipment                               (109,700)       (56,210)       (44,631)
       Deferred income taxes                                    135,000        156,000       (545,000)
       Compensation to outside consultant                       100,000            -              -
       Changes in assets and liabilities:
         Accounts receivable                                 (1,173,118)    (1,546,601)    (1,165,976)
         Inventories                                         (2,191,862)    (1,494,989)      (316,584)
         Prepaid expenses and other                            (258,422)      (225,254)       (63,331)
         Accounts payable                                      (118,436)       535,993       (563,749)
         Accrued liabilities                                    574,895        304,341        594,209
         Income taxes payable                                   187,079       (290,847)      (101,426)
                                                            -----------    -----------    -----------

                Net cash used in operating activities        (1,343,793)    (1,711,577)      (803,115)

Cash flows from investing activities:
   Capital expenditures                                      (2,380,711)    (1,060,640)      (337,343)
   Proceeds from sale of equipment                              109,700         56,210         87,500
   Other                                                        (82,821)       (59,746)           149
                                                            -----------    -----------    -----------

                Net cash used in investing activities        (2,353,832)    (1,064,176)      (249,694)

Cash flows from financing activities:
   Net borrowings (payments) under notes payable              3,456,204      3,019,448     (1,797,474)
   Proceeds from issuance of long-term obligations              377,425            -          100,000
   Principal payments on long-term obligations                 (610,644)      (342,049)      (802,269)
   Proceeds from issuance of common stock                           -              -        4,126,569
                                                            -----------    -----------    -----------

                Net cash provided by financing activities     3,222,985      2,677,399      1,626,826
                                                            -----------    -----------    -----------

                Net increase (decrease) in cash and
                   cash equivalents                            (474,640)       (98,354)       574,017

Cash and cash equivalents at beginning of year                  477,330        575,684          1,667
                                                            -----------    -----------    -----------

Cash and cash equivalents at end of year                    $     2,690    $   477,330    $   575,684
                                                            ===========    ===========    ===========


The accompanying notes are an integral part of these statements.



                              DAKOTAH, INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A  -  NATURE OF BUSINESS

   Dakotah, Incorporated (the "Company") designs and manufactures decorative pillows, bedroom ensembles, decorative throws, table linens and other accessory products through its manufacturing facilities principally located in South Dakota. The Company sells its products nationwide to department stores, specialty retailers, mass merchandisers and mail order houses primarily in the United States. The Company has showrooms located in New York, Atlanta, Los Angeles, San Francisco, Denver, Seattle, Chicago and Dallas.


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of significant accounting policies consistently applied in the preparation of the financial statements follows:

   Cash and Cash Equivalents

   The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents.

   Accounts Receivable

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. The Company maintains allowances for potential credit losses.

   Inventories

   Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. During 1996, 1995 and 1994, the Company recorded charges of $821,000, $390,000 and $1,355,000 to cost of goods sold to reduce the value of inventory to market.

   Depreciation and Amortization

   Depreciation and amortization are provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives, using straight-line and accelerated methods for financial reporting and income tax purposes. Estimated useful lives range from 3 to 39 years for buildings and improvements and leasehold improvements and 4 to 7 years for machinery and equipment and office equipment, furniture and fixtures and other.

   Employee Benefits

   The Company acts as a self-insurer for employee medical and short-term disability income plans. Specific stop loss coverage is provided for catastrophic claims. Losses and claims are recorded as incurred, based upon actual and estimated losses and claims outstanding.

   Advertising

   The Company expenses advertising costs as incurred. Advertising expense was approximately $589,000, $461,000 and $262,000 during 1996, 1995 and 1994.

   Stock Based Compensation

   The Company's employee stock option plans are accounted for under the intrinsic value method.

   Earnings Per Share

   All earnings per share amounts are based on the weighted average outstanding common shares, and outstanding common share equivalents, if dilutive.

   Revenue Recognition

   The Company records a sale at the time the goods are shipped.

   Redeemable Common Stock

   At December 31, 1993, all shares of common stock held by the Company's profit sharing plan (2,240,125 shares) were excluded from stockholders' equity due to the existence of a put option exercisable by the participants of the plan upon termination of their employment. This contingent liability was recorded based upon the amount the Company would have been required to pay pursuant to the terms of the profit sharing plan assuming all employment had been terminated by the participants and all shares had been surrendered for redemption. Upon the effectiveness of the Company's initial public offering of common stock, the obligation of the Company to redeem these shares was terminated and reclassified to stockholders' equity (see note H).

   Supplemental Disclosures of Cash Flow Information

                                                                        1996              1995             1994
                                                                       ------            ------           -----
   Cash paid during the years ended December 31 for:
     Interest                                                        $627,039          $215,146        $ 172,965
     Income taxes                                                     152,148           333,260        1,218,800

   Supplemental disclosure of noncash investing and financing activities:

   During 1995, the Company issued $376,838 of debt to acquire certain other assets.

   During 1994, redeemable common stock was reclassified into stockholders' equity as the Company's obligation to redeem the shares terminated upon effectiveness of the Company's initial public offering of common stock (notes B and H).

   During 1994, the Company issued $1,318,003 of notes payable to officers in settlement of deferred compensation liabilities (notes F and G).

   Accounting Estimates

   The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE C  -  INVENTORIES

   The principal classifications of inventory and their corresponding values are summarized as follows at December 31:

                                                                                        1996               1995
                                                                                       ------             -----
     Finished goods                                                                $2,165,930         $1,225,179
     Work in process                                                                1,667,023          1,019,664
     Raw materials                                                                  5,722,944          5,119,192
                                                                                    ---------          ---------

                                                                                   $9,555,897         $7,364,035
                                                                                    =========          =========


NOTE D  -  PROPERTY, PLANT AND EQUIPMENT

   The principal classifications of property, plant and equipment and their corresponding values are summarized below at cost as of December 31:

                                                                                        1996               1995
                                                                                       ------             -----
     Buildings and improvements                                                    $2,334,516         $1,405,536
     Leasehold improvements                                                           123,731            123,731
     Machinery and equipment                                                        3,009,792          2,047,676
     Office equipment, furniture and fixtures and other                               958,758            481,816
                                                                                     --------           --------
                                                                                    6,426,797          4,058,759
     Less accumulated depreciation and amortization                                 2,555,767          1,885,274
                                                                                    ---------          ---------
                                                                                    3,871,030          2,173,485
     Land                                                                              36,000             36,000
                                                                                    ---------          ---------

                                                                                   $3,907,030         $2,209,485
                                                                                    =========          =========


NOTE E  -  NOTES PAYABLE TO BANK

   The Company has a credit facility with a bank consisting of a revolving note and a term note which terminate in August 1998. The total amount available under the revolving note, which is due on demand, is limited to the lesser of $9,000,000 or a defined borrowing base of eligible accounts receivable and inventory. The term note is due on demand and requires monthly principal payments of $20,833. Inventory advances under the revolving note, as defined in the agreement, provide for monthly interest payments at 2% above the bank's prime rate (effective rate of 10.25% at December 31, 1996). The term note and other advances under the revolving note provide for monthly interest payments at 1.5% above the bank's prime rate (effective rate of 9.75% and 10% at December 31, 1996 and 1995). Both notes are collateralized by accounts receivable, inventory, equipment, and general intangibles. The outstanding balances on the revolving note and term note, which were equal to their fair values, were $6,414,667 and $708,333, and $2,708,463 and $958,333 at December
   31, 1996 and 1995.

   The current credit facility contains affirmative and negative covenants including, among other things, provisions for minimum net earnings and net worth requirements, limitations on capital expenditures, and compliance with certain debt service ratios. Additionally, the Company may not incur additional borrowings, sell certain assets, acquire other businesses or pay cash dividends without prior written consent.


NOTE F  -  LONG-TERM OBLIGATIONS


   Long-term obligations consist of the following at December 31:
                                                                                        1996               1995
                                                                                       ------             -----
     Note payable to officer - due January 1998, payable in varying
       semi-annual installments, including interest at 6% (see note G)              $ 461,301          $ 659,000

     Note payable to former officer including interest at 6% (see note G);
       paid in full during 1996                                                            -             263,603

     Note payable to a finance company - due November 2000, payable in
       monthly installments, including interest at 9%                                 337,762            371,836

     Note payable to State of South Dakota - due February 2001, payable in monthly installments, including interest at 3% with a balloon payment of
       $161,215 in February 2001, collateralized by certain
       equipment                                                                    $ 269,260          $      -

     Note payable to State of South Dakota - due February 1999, payable in monthly installments, including interest at 3% with a balloon
       payment of $80,309 in February 1999, collateralized by a building               89,767             93,116

     Capital lease obligations to related parties for three lease/purchase agreements for land and buildings, due in varying monthly payments,
       including imputed interest ranging from 7.2% to 9.5%                           112,104            147,139

     Note payable to a bank - due January 2003, payable in monthly installments, including interest at .5% over prime, (effective rate of 9.0% at December
       31, 1996 and 1995), collateralized by certain property                          80,808             90,551

     Other                                                                             44,418              3,394
                                                                                    ---------          ---------
                                                                                    1,395,420          1,628,639
     Less current maturities                                                          482,835            577,152
                                                                                    ---------         ----------

                                                                                    $ 912,585         $1,051,487
                                                                                    =========         ==========


   Scheduled principal repayments on long-term obligations are as follows for the years ending December 31:


                1997                                                                    $ 482,835
                1998                                                                      282,100
                1999                                                                      238,006
                2000                                                                      157,690
                2001                                                                      200,526
                Thereafter                                                                 34,263
                                                                                          -------

                                                                                       $1,395,420
                                                                                       ==========


   Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the carrying amount of long-term obligations approximates fair value.

   In January 1997, the Company entered into a $730,000 long-term debt agreement with the State of South Dakota. The agreement calls for monthly payments of $4,049 beginning in March 1997, including interest at 3%, with a balloon payment of $590,000 in February 2002. The agreement is collateralized by certain equipment and a mortgage on buildings leased by the Company from related parties.

   The Company paid interest to related parties on long-term obligations of approximately $38,000, $56,000 and $78,000 during the years ended December 31, 1996, 1995 and 1994.


NOTE G  -  COMMITMENTS

   Operating Lease Obligations

   The Company leases space for its sales offices, showrooms and certain manufacturing facilities. These leases require a base rental fee plus charges for utilities and other costs. The Company also leases a computer system, phone system and office equipment for its main office and plant.

   The aggregate minimum rental payment obligations under noncancelable operating leases are approximately as follows for the years ending December 31:


                1997                                                                    $ 560,000
                1998                                                                      345,000
                1999                                                                      268,000
                2000                                                                      213,000
                2001                                                                      103,000
                                                                                         --------

                                                                                       $1,489,000
                                                                                       ==========

   Total rent expense for all operating leases was approximately $555,000, $438,000 and $363,000 for the years ended December 31, 1996, 1995 and 1994.

   Deferred Compensation

   The Company's stock appreciation plan (the "plan") provided for deferred compensation to be paid to certain key employees. Under the terms of the plan, deferred compensation units ("units") were awarded to key employees at the discretion of management. The units had an initial value equal to the fair market value of an equivalent number of shares of the Company's common stock on the day units were awarded. Deferred compensation paid under the plan was defined as the excess, if any, of the aggregate fair market value of the units awarded on the date of termination over the aggregate fair market value of the units awarded, based on the fair market value of each unit on the date awarded. This deferred compensation was to accrue over a five year period.

   The Company awarded 276,450 units under this plan to certain key employees and recorded a liability for deferred compensation of $854,000 at December 31, 1993. On January 31, 1994, the Company's Board of Directors and plan participants entered into agreements that became effective as of the effective date of the Company's initial public offering of its common stock. These agreements provided for the units to be fully vested as of the effective date of the offering, fixed the amounts earned based on the public offering price and provided for payment over three and a half years (see note
   F). As a result of these agreements, the Company recorded an additional $464,003 of compensation expense upon the effectiveness of the Company's initial public offering of common stock in March 1994 (note I).

   Licensing Arrangements

   The Company has entered into various licensing arrangements which require royalty payments ranging from 2% to 12% of net sales of each product. Certain license agreements also require guaranteed minimum royalties, which can be reduced through royalty payments on net sales. At December 31, 1996, guaranteed future minimum royalty payments totaled approximately $117,000. Royalty expense was approximately $364,000, $245,000 and $385,000 in 1996, 1995 and 1994.


NOTE H  -  EMPLOYEE PROFIT SHARING PLAN

   The Company maintains a profit sharing plan ("Plan") for the benefit of essentially all employees who are not covered by a collective bargaining agreement and who have completed one year of service as defined in the Plan. Contributions to the Plan for any year are determined by the Company's Board of Directors at its discretion, but are limited to maximum permissible amounts as defined in the Plan. Contributions to the Plan may be made in the form of shares of the Company's common stock or cash. The Company administers the Plan.

   Plan participants who retire, die, or become disabled have the option either to receive their account balance in the year following such termination or to leave their account balance in the Plan until a later date, but no later than age 70-1/2. Plan participants who have terminated employment for any other reason have these same options except that they may defer distribution no later than normal retirement age.

   On December 21, 1993, the Company amended the Plan. The amendment, which became effective after the Company completed its initial public offering of common stock, removed the participant's ability to require the Company to repurchase any stock distributed to the participant, established pass-through voting to the participants, established the fair market value per share, for most purposes, as the last published closing price of the stock and required the Plan to make distributions in stock, unless the recipient elects to receive cash (see note B).

   At December 31, 1996 and 1995, the Plan held 1,669,969 and 1,900,310 shares of the Company's common stock. Company contributions to the Plan were $59,000, $50,000 and $75,000 for 1996, 1995 and 1994.

NOTE I  -  STOCKHOLDERS' EQUITY

   Common Stock

   On March 30, 1994, the Company completed its initial public offering of 1,000,000 shares of common stock for $4,126,569, net of offering costs.

   Stock Options and Warrants

   The Company has stock option plans for the benefit of selected officers, employees, directors and outside consultants of the Company. A total of 1,267,300 shares of common stock are reserved for issuance under the plans. Options under the Company's plans are generally granted at fair market value and expire between five and seven years from the grant date.

   A summary of all of the Company's stock option transactions for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                1996                        1995                        1994
                                  -------------------------------------------------------------------------------
                                                    Weighted                    Weighted                    Weighted
                                                    average                     average                     average
                                                   exercise                    exercise                    exercise
                                      Shares        price         Shares        price         Shares        price
                                      ------        -----         ------        -----         ------        -----
   Outstanding at beginning of
     year                             367,300         $4.41       306,450         $4.97           -         $   -
   Granted                            390,745          4.15       163,000          3.69       306,450          4.97
   Forfeited                               -            -        (102,150)         4.97            -            -
                                      -------                     -------                     -------
   Outstanding at end of year         758,045         $4.27       367,300         $4.41       306,450         $4.97
                                      =======                     =======                     =======
   Options exercisable at end
     of year                          354,300         $4.49       317,300         $4.54       276,450         $5.13
                                      =======                     =======                     =======
   Weighted average fair value of
     options granted to employees
     and directors during the year
                                                      $2.07                       $1.34                         N/A
   Weighted average exercise
     price of options granted
     to employees and directors
     during the year                                  $4.59                       $3.61                         N/A



   The following information applies to all stock options that are outstanding at December 31, 1996:

                                          Options outstanding                             Options exercisable
                                          -------------------                             -------------------
                                                 Weighted               Weighted                            Weighted
                                                average                 average                             average
          Range of              Number          remaining              exercise          Number            exercise
       exercise prices        outstanding    contractual life           price          exercisable          price
       ---------------        -----------    ----------------           -----          -----------          -----
        $3.50 to $5.13           758,045          4 years                 $4.27           354,300             $4.49


   During 1994, the Company issued a warrant to purchase 100,000 shares of common stock. The warrant is exercisable until March 1999 at $7.17 per share.

   The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which introduced an alternative method for recognizing compensation costs based upon the fair value of the awards on the date they are granted. SFAS 123 allows entities to continue to account for employee stock option plans using the intrinsic value method, which exists under current accounting literature, provided pro forma net earnings and net earnings per share, as if the fair value based method had been used, are disclosed. The Company has elected to continue using the intrinsic value based method for its employee options.

   In January 1996, the Company granted options to purchase 242,745 shares of common stock at $3.875 per share to an outside consultant. The market value per share was $4.25 when the options were approved by the shareholders. The options vest over three years and have a term of five years; none of the options were exercisable at December 31, 1996. The Company was required to apply the fair value method of accounting for these options and recorded compensation expense of $100,000 during 1996. The fair value of the options was estimated to be $1.71 per share using the Black Scholes options - pricing model with the following assumptions used: zero dividend yield; expected volatility of 30% and risk-free interest rate of 5.42%.

   The fair value of each option grant to employees and directors was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: zero dividend yield; expected volatility of 30%; risk-free interest rates of 6.40% and 5.98%; and expected lives of 6.62 and 5.00 years.

   The Company's net earnings and net earnings per share for 1996 and 1995 would have been reduced to the pro forma amounts indicated below had the fair value method been used for options granted to employees and directors. These effects may not be representative of the future effects of applying this statement.



                                                                 1996                                1995
                                                      --------------------------          -------------------------
                                                        As                 Pro             As                 Pro
                                                       reported            forma          reported            forma
                                                       --------            -----          --------            -----
     Net earnings                                      $827,605          $777,605         $460,039          $424,039
     Net earnings per share                                $.24              $.22             $.13              $.12


NOTE J  -  INCOME TAXES

   Income tax expense (benefit) consists of the following for the years ended December 31:

                                                                      1996                1995             1994
                                                                     ------              ------           -----
     Current                                                       $269,000            $100,000       $1,095,000
     Deferred                                                       135,000             156,000         (545,000)
                                                                    -------             -------        ---------

                                                                   $404,000            $256,000        $ 550,000
                                                                    =======             =======         ========


   The tax effect of the cumulative temporary differences resulting in the current and long-term deferred tax assets (liabilities) are as follows at December 31:

                                                                                        1996               1995
                                                                                       ------             -----
     Current
       Accounts receivable allowance                                                 $135,000           $115,000
       Inventory write-down                                                           104,000            141,000
       Accrued compensation and related accruals                                       94,000             79,000
       Accrued expenses                                                               117,000            132,000
       Charitable contributions carryforward                                           46,000                 -
                                                                                      -------                --

                                                                                     $496,000           $467,000
                                                                                      =======            =======
     Long-Term
       Notes payable (a)                                                             $163,000           $328,000
       Depreciation                                                                   (13,000)            21,000
       Other                                                                           35,000                 -
                                                                                      -------                --

                                                                                     $185,000           $349,000
                                                                                      =======            =======


   (a) This temporary difference relates to the Company's terminated stock appreciation plan (see note G).


   The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31:

                                                                         1996              1995             1994
                                                                         ----              ----             ----
     Statutory income tax rate                                           34.0%             34.0%            34.0%
     State taxes                                                          1.4               1.3              1.6
     Charitable contribution of inventory                                (2.6)               -                -
     Targeted jobs program tax credits                                    (.2)              (.9)            (1.4)
     Other                                                                 .2               1.4               .6
                                                                         ----              ----             ----
                                                                         32.8%             35.8%            34.8%
                                                                         ====              ====             ====


NOTE K  -  CONCENTRATIONS

   The Company had sales to a single customer representing 15 percent of net sales for the year ended December 31, 1996. Accounts receivable from two customers, including the customer above, totaled $2,585,000 at December 31, 1996.

   The Company licenses certain trademarks and tradenames and purchases a significant portion of its raw material requirements for its fleece products from a major supplier. Fleece product sales accounted for approximately 47% and 20% of the Company's net sales for 1996 and 1995. Substantially all fleece raw material used to manufacture fleece products is required to be purchased from this supplier. If the supply from the major supplier was interrupted, the Company believes there are alternative sources that could supply fleece raw material. The use of a substitute fleece would require the use of a trademark other than trademarks from the major supplier.

NOTE L  -  FOURTH QUARTER ADJUSTMENTS

   During the fourth quarter of 1996, aggregate adjustments were made of approximately $350,000 to increase cost of goods sold and $80,000 to decrease operating expenses. These adjustments relate primarily to the accounting for inventory and general and administrative expenses in the second and third quarters.

   After giving effect to these adjustments, the second quarter reflects a loss before income taxes of $327,000, compared to the previously reported earnings before income taxes of $73,000, and a net loss of $219,000, or $.06 net loss per share, compared to the previously reported net earnings of $47,000, or $.01 net earnings per share. Similarly, the third quarter reflects earnings before income taxes of $674,000, compared to the previously reported earnings before income taxes of $544,000, and net earnings of $451,000, or $.13 net earnings per share, compared to the previously reported net earnings of $348,000, or $.10 net earnings per share.


                              DAKOTAH, INCORPORATED

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1996




               Column A                              Column B            Column C              Column D             Column E
-------------------------------------              ------------    --------------------       ----------           ---------
                                                Balance at      Charged to    Charged to                           Balance
             Description                        beginning of   costs and       other                               at end
             -----------                         period          expenses      accounts      Deductions            of period
                                                 ------          --------      --------      ----------            ---------

Allowance for doubtful accounts:

   Year ended December 31, 1994                  $  46,000       $  71,000        $  -      $  7,000 (a)             $110,000

   Year ended December 31, 1995                    110,000         230,000           -        16,000 (a)              324,000

   Year ended December 31, 1996                    324,000          85,000           -        27,000 (a)              382,000


(a)  Write-offs, less recoveries.
