Form 10-Q
period 1997-03-31
DAKOTAH INC
filed 1997-05-15
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 of 15(d)
                     of the Securities Exchange Act of 1934



                  For the quarterly period ended March 31, 1997


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes: _X_ No: ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Common stock, $.01 par value, 3,499,755 shares outstanding as of May 1, 1997.



                              DAKOTAH, INCORPORATED

                                      INDEX

PART I.                 FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets (Unaudited):
                          March 31, 1997 and December 31,1996

                 Statements of Operations (Unaudited):
                          Three month periods ended
                          March 31, 1997, and March 31, 1996

                 Statements of Cash Flows (Unaudited):
                          Three month periods ended
                          March 31, 1997, and March 31, 1996

                 Notes to Financial Statements

Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

PART II.                  OTHER INFORMATION

                 Items 1 through 5 have been omitted since
                          items are inapplicable or answer is negative

Item 6.          Exhibits and Reports on Form 8-K

    (a.) Exhibits

         10.1 Eighth Amendment dated March 10, 1997 to Amended and Restated Credit and Security Agreement with Norwest Business Credit, Inc.

         27.1    Financial Data Schedule

    (b.) Reports on Form 8-K           None



ITEM 1:  FINANCIAL STATEMENTS


                             DAKOTAH, INCORPORATED
                                 BALANCE SHEETS
                                  (Unaudited)
                                                                             March 31,         December 31,
ASSETS                                                                         1997               1996
                                                                            -----------        -----------
CURRENT ASSETS
      Cash and cash equivalents                                             $     8,231        $     2,690
      Accounts receivable less allowance
            for doubtful accounts of $425,000
            in 1997 and $324,000 in 1996                                      4,595,788          7,538,724
      Inventories                                                            14,017,824          9,555,897
      Prepaid expenses and other                                                749,747            735,929
      Income taxes receivable                                                   114,988                -
      Deferred income taxes                                                     496,000            496,000
                                                                            -----------        -----------
                 Total current assets                                        19,982,578         18,329,240

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Land                                                                       36,000             36,000
      Buildings and improvements                                              2,393,816          2,334,516
      Leasehold improvements                                                    122,362            123,731
      Machinery and equipment                                                 3,120,101          3,009,792
      Office equipment, furniture and fixtures and other                      1,073,294            958,758
                                                                            -----------        -----------
                                                                              6,745,573          6,462,797
      Less accumulated depreciation & amortization                            2,721,513          2,555,767
                                                                            -----------        -----------
                                                                              4,024,060          3,907,030
OTHER ASSETS
      Deferred income taxes                                                     185,000            185,000
      Other                                                                     624,797            508,690
                                                                            -----------        -----------
                                                                                809,797            693,690
                                                                            -----------        -----------

                                                                            $24,816,435        $22,929,960
                                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable to bank                                                 $ 6,249,097        $ 7,123,000
      Current maturities of long-term obligations, including
            $268,300 in 1997 and $332,139 in 1996 to related parties            439,320            482,835
      Accounts payable                                                        5,000,762          2,134,845
      Accrued liabilities
            Compensation and related benefits                                   672,573            925,739
            Other                                                               771,028            716,217
      Income taxes payable                                                          -              187,079
                                                                            -----------        -----------
                 Total current liabilities                                   13,132,780         11,569,715

LONG-TERM OBLIGATIONS, less current maturities, including
      $129,162 in 1996 to related parties                                     1,602,247            912,585

STOCKHOLDERS' EQUITY
      Common stock, par value $.01; 10,000,000 shares authorized;
            issued & outstanding shares 3,499,755                                34,998             34,998
      Additional contributed capital                                          6,929,156          6,904,156
      Retained earnings                                                       3,117,254          3,508,506
                                                                            -----------        -----------
                                                                             10,081,408         10,447,660
                                                                            -----------        -----------

                                                                            $24,816,435        $22,929,960
                                                                            ===========        ===========

The accompanying notes are an integral part of these Financial Statements.



                             DAKOTAH, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    For the three months ended March 31,
                                            1997             1996
                                        -----------      -----------

Net sales                               $ 6,681,849      $ 7,404,824
Cost of goods sold                        4,957,173        5,440,591
                                        -----------      -----------
          Gross profit                    1,724,676        1,964,233


Operating expenses
      Selling                             1,183,278        1,094,198
      General and administrative            969,153          774,926
                                        -----------      -----------
                                          2,152,431        1,869,124
                                        -----------      -----------
          Operating profit (loss)          (427,755)          95,109


Other income (expense)
      Interest                             (143,497)         (78,878)
      Other                                    --            (13,134)
                                        -----------      -----------
                                           (143,497)         (92,012)
                                        -----------      -----------


Earnings (loss) before income taxes        (571,252)           3,097

Income tax expense (benefit)               (180,000)           1,115
                                        -----------      -----------
          NET EARNINGS (LOSS)           $  (391,252)     $     1,982
                                        ===========      ===========




Net earnings (loss) per share           $     (0.11)     $      --
                                        ===========      ===========

Weighted average
common shares outstanding                 3,499,755        3,499,755
                                        ===========      ===========

The accompanying notes are an integral part of these Financial Statements.



                             DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           For the three months ended March 31,
                                                                  1997             1996
                                                              -----------      -----------
Cash flows from operating activities:
     Net earnings (loss)                                      $  (391,252)     $     1,982
     Adjustments to reconcile net earnings (loss) to net
          cash provided by (used in) operating activities
               Depreciation and amortization                      165,746          162,634
               Compensation to outside consultant                  25,000             --
               Changes in assets and liabilities:
                   Accounts receivable                          2,942,936        1,437,654
                   Inventories                                 (4,461,927)      (1,544,940)
                   Prepaid expenses and other                     (13,818)        (503,953)
                   Income taxes receivable                       (114,988)
                   Accounts payable                             2,865,917        1,289,044
                   Accrued liabilities and other                 (198,355)         (41,405)
                   Income taxes payable                          (187,079)            --
                                                              -----------      -----------
          Total adjustments                                     1,023,432          799,034
                                                              -----------      -----------
          Net cash provided by operating activities               632,180          801,016


Cash flows from investing activities:
     Capital expenditures                                        (282,776)        (476,777)
     Other                                                       (116,107)            --
                                                              -----------      -----------
          Net cash used in investing activities                  (398,883)        (476,777)


Cash flows from financing activities:
     Net payments under line-of-credit                           (873,903)        (816,914)
     Proceeds from issuance of long-term obligations              880,000          300,000
     Principal payments on long-term obligations                 (233,853)        (274,329)
                                                              -----------      -----------
          Net cash used in financing activities                  (227,756)        (791,243)
                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents                5,541         (467,004)

Cash and cash equivalents at beginning of period                    2,690          477,330
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $     8,231      $    10,326
                                                              ===========      ===========


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                            $   127,415      $    63,128
          Income taxes                                            120,000             --

     The accompanying notes are an integral part of these Financial Statements.



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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. These results are not necessarily indicative of results which may be expected for the year as a whole.

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

NOTE B:  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                              March 31, 1997   December 31, 1996
                              --------------   -----------------

         Raw Materials          $7,375,928        $5,722,944
         Work-In-Process         2,393,490         1,667,023
         Finished Goods          4,248,406         2,165,930
                                ----------        ----------
                               $14,017,824        $9,555,897
                                ==========        ==========

NOTE C:  NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of adopting this new standard has not been determined.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations for the three month periods ended March 31, 1997 and 1996.

                                          Percentage of Net Sales for the
                                         three month period ended March 31,
                                                1997           1996
                                               ---------------------

         Net Sales                             100.0%         100.0%
         Gross Profit                           25.8           26.5
         Selling Expenses                       17.7           14.8
         General & Administrative               14.5           10.4
         Operating Profit (Loss)                (6.4)           1.3
         Interest Expense                        2.1            1.1
         Earnings Before Income Taxes           (8.5)           0.0
         Net Earnings (Loss)                    (5.9)           0.0

NET SALES decreased from $7,405,000 in the first quarter of 1996 to $6,682,000 in the first quarter of 1997. The decrease in sales is primarily related to the negative effect on production time as a result of (1) the Company's consolidation of its primary warehouse and shipping and receiving facility to the main Webster, SD manufacturing facility, (2) the move of the Webster, SD pillow finishing manufacturing equipment to the main Webster, SD manufacturing facility, (3) the comprehensive reconfiguration of the main Webster, SD manufacturing facility and (4) the effect of the severe winter weather.

During the first quarter of 1997, net sales of the Company's pillow, table linens, and bedcovering and accessories categories decreased approximately $1,800,000 from the first quarter of 1996, primarily related to a decrease in units produced as a result of the effects of the reconfiguration of the Webster, SD operations,. This decrease was partially offset by an increase in sales of Polarfleece(R) throws and blankets.

GROSS MARGIN PERCENTAGES decreased from 26.5% in the first quarter of 1996 to 25.8% in the first quarter of 1997. Gross margin percentages were adversely affected by lost production time and an increase of off-standard and indirect labor and other related costs associated with the Company's move of its Webster, SD warehouse and Webster, SD pillow finishing manufacturing and the Webster, SD plant reconfiguration. Gross margin percentages were positively affected by improved product mix.

SELLING EXPENSES increased in the first quarter of 1997 as compared to the same period of 1996 due to increased salaries, advertising, and travel expenses primarily related to the Company's efforts to increase 1997 net sales, including expanding its sales distribution channels and markets. Selling expenses grew from $1,094,000 in the first quarter of 1996 to $1,183,000 in the first quarter of 1997. As a percentage of net sales, selling expenses increased to 17.7% in the first quarter of 1997 from 14.8% in the first quarter of 1996 as a result of higher selling expenses and lower sales.

GENERAL AND ADMINISTRATIVE EXPENSES increased from $775,000 in the first quarter of 1996 to $969,000 in the first quarter of 1997. The increase is primarily due to an increase in design and product development salaries and related expenses, administrative and clerical salaries to support the general growth of the Company, and expenses related to the Company's planned computer software conversion. As a percentage of net sales, general and administrative expenses increased from 10.4% in the first quarter of 1996 to 14.5% in the first quarter of 1997 as a result of lower net sales and higher general and administrative expenses.

INTEREST EXPENSE increased to $143,000 in the first quarter of 1997 from $79,000 in the first quarter of 1996. The increase is the result of higher first quarter average borrowings related to previous capital expenditures and the buildup of inventory to support the Company's sales in the third and fourth quarters of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $7.0 million as of March 31, 1997 and $6.8 million as December 31, 1996.

The net cash provided by operating activities during the first quarter of 1997 was primarily used to repay net borrowings under the line-of-credit and make principal payments on long-term obligations.

The net cash used in investing activities during 1996 was primarily financed from net borrowings under the Company's revolving line of credit. The net cash provided by (used in) operating and investing activities was primarily related to the increase in sales and manufacturing capacity during 1996.

Accounts receivable were approximately $4,600,000 as of March 31, 1997 and $7,500,000 as of December 31, 1996. The decrease in the first quarter of 1997 was due to lower sales in the first quarter of 1997 as compared to the fourth quarter of 1996.

The seasonality of the Company's sales cycle and the increase of sales volume has resulted in increased working capital requirements. In addition, the buying habits of the Company's customers indicate a trend away from substantial advance stocking orders to smaller, more frequent orders. This trend requires the Company to carry larger levels of work in process and finished goods inventories than historically maintained.

Inventories were approximately $14,000,000 as of March 31, 1997 and $9,600,000 as of December 31, 1996. The increase in the first quarter of 1997 as compared to year end 1996 is primarily related to an increase of finished goods inventory of Polarfleece(R) to support the Company's planned sales in the third and fourth quarters of 1997.

Accounts payable were approximately $5,001,000 as of March 31, 1997 and $2,135,000 as of December 31, 1996. The increase in the first quarter of 1997 as compared to year end 1996 is primarily related to an increase in inventory to support the Company's planned sales in the third and fourth quarters of 1997.

The Company has used and expects to continue to use its revolving line of credit to meet its short-term working capital requirements. During the first quarter and in April of 1997, the Company renegotiated its credit facility, which expires August 1998 and consists of a revolving note and a term note. The amendments accommodate the Company's planned buildup of inventory, primarily Polarfleece(R) throws, to allow the Company to maximize the sales opportunities in the third and fourth quarters, optimize production capacity, and better serve the Company's customers.

The total amount available under the revolving note, which is due on demand, is limited to the lesser of $9 million or a defined borrowing base of eligible accounts receivable and inventory. The term note is due on demand and requires monthly principal payments of $20,833. Advances under the revolving note, based on inventory balances, provide for monthly interest payments at 2% above the bank's prime rate (10.5% at March 31, 1997). The term note and other advances under the revolving note provide for monthly interest payments at 1.5% above the bank's prime rate (10% at March 31, 1997). The outstanding balances on the revolving note and term note were $5,603,000 and $646,000 at March 31, 1997. The outstanding balances on the revolving note and term note were $6,415,000 and $708,000 at December 31, 1996.

For the quarter ended March 31, 1997, the Company's capital expenditures were $283,000. For the quarter ended March 31, 1996, the Company's capital expenditures were $477,000.

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

Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of March 31, 1997, the total outstanding indebtedness was approximately $268,000 compared to $461,000 at December 31, 1996. This indebtedness bears interest at 6% per annum and is payable in varying installments through January 1998.

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


                              DAKOTAH, INCORPORATED


May 15, 1997                          By:  /s/ TROY JONES, JR.
                                           ------------------------------------
                                           Troy Jones, Jr.
                                           Chief Executive Officer
                                           (Principal Financial and Accounting
                                           Officer)

May 15, 1997                          By:  /s/ GEORGE WHYTE
                                           ------------------------------------
                                           George Whyte
                                           President and Chairman