Form 10-Q
period 1997-06-30
DAKOTAH INC
filed 1997-08-14
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                Quarterly report pursuant to Section 13 of 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

           Common stock, $.01 par value, 3,499,755 shares outstanding as of August 12, 1997.

                              DAKOTAH, INCORPORATED

                                      INDEX


PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Balance Sheets (Unaudited):
                            June 30, 1997 and December 31,1996

                   Statements of Operations (Unaudited):
                            Three and six month periods ended
                            June 30, 1997, and June 30, 1996

                   Statements of Cash Flows (Unaudited):
                            Six month periods ended
                            June 30, 1997, and June 30, 1996

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


PART II.           OTHER INFORMATION

                   Items 1 through 3 and 5 have been omitted since
                            items are inapplicable or answer is negative

Item 4.            Submission of Matters to a vote of Security Holders

Item 6.            Exhibits and Reports on Form 8-K

         a)    Exhibits

                   10.1     Credit and Security Agreement dated June 30, 1997
                            with Diversified Business Credit, Inc.
                   10.2     First Amendment dated July 7, 1997 to Credit and
                            Security Agreement with Diversified Business Credit, Inc.
                   27.1     Financial Data Schedule


         b)    Reports on Form 8-K          None

                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30,     December 31,
ASSETS                                                                     1997           1996
                                                                       -----------    -----------
CURRENT ASSETS
      Cash and cash equivalents                                        $     5,956    $     2,690
      Accounts receivable less allowance
           for doubtful accounts of $439,000
           in 1997 and $382,000 in 1996                                  4,556,736      7,538,724
      Inventories                                                       19,473,090      9,555,897
      Prepaid expenses and other                                           551,177        735,929
      Income taxes receivable                                              425,987
      Deferred income taxes                                                496,000        496,000
                                                                       -----------    -----------
                Total current assets                                    25,508,946     18,329,240

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Land                                                                  36,000         36,000
      Buildings and improvements                                         2,399,645      2,334,516
      Leasehold improvements                                               122,362        123,731
      Machinery and equipment                                            3,227,898      3,009,792
      Office equipment, furniture and fixtures and other                 1,671,143        958,758
                                                                       -----------    -----------
                                                                         7,457,048      6,462,797
      Less accumulated depreciation & amortization                       2,895,221      2,555,767
                                                                       -----------    -----------
                                                                         4,561,827      3,907,030
OTHER ASSETS
      Deferred income taxes                                                185,000        185,000
      Other                                                                814,783        508,690
                                                                       -----------    -----------
                                                                           999,783        693,690
                                                                       -----------    -----------

                                                                       $31,070,556    $22,929,960
                                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Outstanding checks in excess of bank balances                    $ 1,006,639    $
      Notes payable to bank                                             10,740,014      7,123,000
      Current maturities of long-term obligations, including
           $288,800 in 1997 and $332,139 in 1996 to related parties        959,281        482,835
      Accounts payable                                                   6,079,650      2,134,845
      Accrued liabilities
           Compensation and related benefits                               699,243        925,739
           Other                                                           505,311        716,217
      Income taxes payable                                                    --          187,079
                                                                       -----------    -----------
                Total current liabilities                               19,990,138     11,569,715

LONG TERM OBLIGATIONS, less current maturities, including
      $129,162 in 1996 to related parties                                1,544,103        912,585

STOCKHOLDERS' EQUITY
      Common stock, par value $.01; 10,000,000 shares authorized;
           issued & outstanding shares 3,499,755                            34,998         34,998
      Additional contributed capital                                     6,967,156      6,904,156
      Retained earnings                                                  2,534,161      3,508,506
                                                                       -----------    -----------
                                                                         9,536,315     10,447,660
                                                                       -----------    -----------

                                                                       $31,070,556    $22,929,960
                                                                       ===========    ===========

The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 For the three months ended June 30,  For the six months ended June 30,
                                         1997            1996               1997             1996
                                     -----------     -----------        ------------     ------------
Net sales                            $ 6,856,237     $ 6,559,731        $ 13,538,086     $ 13,964,555
Cost of goods sold                     5,221,003       4,929,806          10,178,176       10,370,397
                                     -----------     -----------        ------------     ------------
          Gross profit                 1,635,234       1,629,925           3,359,910        3,594,158


Operating expenses
      Selling                          1,022,175         984,484           2,205,453        2,078,682
      General and administrative       1,297,050         842,126           2,266,203        1,617,052
                                     -----------     -----------        ------------     ------------
                                       2,319,225       1,826,610           4,471,656        3,695,734
                                     -----------     -----------        ------------     ------------
          Operating profit (loss)       (683,991)       (196,685)         (1,111,746)        (101,576)


Other income (expense)
      Interest expense                  (210,102)       (124,969)           (353,599)        (203,847)
      Gain on sale of equipment                            6,867                                6,867
      Other                                              (11,866)                             (25,000)
                                     -----------     -----------        ------------     ------------
                                        (210,102)       (129,968)           (353,599)        (221,980)


Earnings (loss) before income           (894,093)       (326,653)         (1,465,345)        (323,556)
                           taxes
Income tax expense (benefit)            (311,000)       (107,595)           (491,000)        (106,480)
                                     -----------     -----------        ------------     ------------
      NET EARNINGS (LOSS)            $  (583,093)    $  (219,058)       $   (974,345)    $   (217,076)
                                     ===========     ===========        ============     ============



Net earnings (loss) per share        $     (0.17)    $     (0.06)       $      (0.28)    $      (0.06)
                                     ===========     ===========        ============     ============

Weighted average
common shares outstanding              3,499,755       3,499,755           3,499,755        3,499,755
                                     ===========     ===========        ============     ============

The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the six months ended June 30,
                                                                      1997              1996
                                                                  ------------      -----------
Cash flows from operating activities:
     Net earnings (loss)                                          $   (974,345)     $  (217,076)
     Adjustments to reconcile net earnings (loss) to net
         cash provided by (used in) operating activities
              Depreciation and amortization                            339,453          341,259
              Compensation to outside consultant                        63,000
              Changes in assets and liabilities:
                  Accounts receivable                                2,981,988        1,967,727
                  Inventories                                       (9,917,193)      (3,688,672)
                  Prepaid expenses                                     184,752         (160,923)
                  Income taxes receivable                             (425,987)
                  Accounts payable                                   3,944,805           92,733
                  Accrued liabilities                                 (437,402)          12,488
                  Income taxes payable                                (187,079)        (134,000)
                                                                  ------------      -----------
         Total adjustments                                          (3,453,663)      (1,569,388)
                                                                  ------------      -----------
         Net cash used in operating activities                      (4,428,008)      (1,786,464)


Cash flows from investing activities:
     Capital expenditures                                             (994,250)        (898,602)
     Other                                                            (306,093)            --
                                                                  ------------      -----------
         Net cash used in investing activities                      (1,300,343)        (898,602)


Cash flows from financing activities:
     Outstanding checks in excess of bank balances                   1,006,639
     Net borrowings under notes payable                              3,617,014        2,211,113
     Proceeds from issuance of long-term obligations                 1,495,673          300,000
     Principal payments on long-term obligations                      (387,709)        (271,464)
                                                                  ------------      -----------
         Net cash provided by financing activities                   5,731,617        2,239,649
                                                                  ------------      -----------

Net increase (decrease) in cash and cash equivalents                     3,266         (445,417)

Cash and cash equivalents at beginning of period                         2,690          477,330
                                                                  ------------      -----------
Cash and cash equivalents at end of period                        $      5,956      $    31,913
                                                                  ============      ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period
     for:
         Interest                                                      323,435          155,575
         Income taxes                                                  120,000             --


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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 and 1996 and the cash flows for the six month periods ended June 30, 1997 and 1996. These results are not necessarily indicative of results which may be expected for the year as a whole.

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

NOTE B:  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   June 30, 1997          December 31, 1996
                                   -------------          -----------------

         Raw Materials             $ 9,483,192               $5,722,944
         Work-In-Process             2,221,859                1,667,023
         Finished Goods              7,768,039                2,165,930
                                   -----------               ----------
                                   $19,473,090               $9,555,897
                                   ===========               ==========

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

NOTE D:  NOTES PAYABLE TO BANK

During the second quarter of 1997, the Company refinanced its credit facility and further amended it in July of 1997. The total amount available under the revolving note, which is due on demand is limited to the lesser of $15 million or a defined borrowing base of eligible accounts receivable, inventory, and outstanding amounts under the term note. The term note is due on demand and requires monthly principal payments of $33,333. Advances under the revolving note, based on inventory balances, provide for monthly interest payments at 3% above the bank's prime rate (9.5% at June 30, 1997). The outstanding balances on the revolving note and term note were $8,740,000 and $2,000,000 at June 30, 1997. The outstanding balances on the previous revolving note and term note were $6,415,000 and $708,000 at December 31, 1996.

The current credit facility contains affirmative and negative covenants including among other things, provisions for minimum net earnings and net worth requirements and limitations on capital expenditures. Additionally, the Company may not incur additional borrowings, sell certain assets, aquire other businesses or pay cash dividends without prior consent.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations for the three and six month periods ended June 30, 1997 and 1996.

                        Percentage of Net Sales for the      Percentage of Net Sales for the
                       three month period ended June 30,     six month period ended June 30,
                             1997             1996                1997             1996
                             ----             ----                ----             ----
Net Sales                   100.0%           100.0%              100.0%           100.0%
Gross Profit                 23.8             24.9                24.8             25.7
Selling Expenses             14.9             15.0                16.3             14.9
General & Administrative     18.9             12.9                16.7             11.5
Operating Profit (Loss)     (10.0)            (3.0)               (8.2)            (0.7)
Interest Expense              3.0              1.9                 2.6              1.6
Earnings (Loss) Before
    Income Taxes            (13.0)            (5.0)              (10.8)            (2.3)
Net Earnings (Loss)          (8.5)            (3.3)               (7.2)            (1.6)


NET SALES decreased 3% to $13,538,000 for the six months ended June 30, 1997 from $13,965,000 in the same period of 1996. Net sales increased from $6,560,000 in the second quarter of 1996, to $6,856,000 in the second quarter of 1997. The decrease in sales for the six months ended June 30,1997 is primarily related to the negative effect on production time as a result of (1) the Company's consolidation of its primary warehouse and shipping and receiving facility to the main Webster, SD manufacturing facility, (2) the move of the Webster, SD pillow finishing manufacturing equipment to the main Webster, SD manufacturing facility, (3) the comprehensive reconfiguration of the main Webster, SD manufacturing facility and (4) the effect of the severe winter weather.

The increase in net sales for the second quarter of 1997 from the second quarter of 1996 is the result of increasing sales of the Company's Polarfleece(R) line of products and blankets offset by a decline in sales of pillows and table linens.

GROSS MARGIN PERCENTAGES decreased from 25.7% in the first six months of 1996 to 24.8% in the first six months of 1997. During the second quarter of 1997, compared to the same period of 1996, gross profit percentages decreased to 23.8% from 24.9%. Gross margin percentages were adversely affected in the first six months of 1997 by the costs associated with the Company's efforts to build capacity and infrastructure for the Fall selling season, by lost production time and an increase of off-standard and indirect labor and other related costs associated with the Company's move of its Webster, SD warehouse and pillow finishing manufacturing and the Webster, SD plant reconfiguration. In the first six months of 1996, gross profit percentages were negatively affected by the April, 1996 startup of the Company's Polarfleece(R) manufacturing facility in Redfield, South Dakota.

SELLING EXPENSES grew from $2,079,000 in the first six months of 1996 to $2,205,000 in the first six months of 1997. The $126,000 increase is primarily the result of (1) increased costs of catalog and promotional literature of approximately $73,000, (2) increased cost of showroom decorating and supplies of approximately $45,000 and (3) increased costs of travel and lodging for the sales force. These increases are related to the Company's efforts to increase 1997 net sales and expand its sales distribution channels and markets. As a percentage of net sales, selling expenses increased to 16.3% in the first six months of 1997 from 14.9% in the first six months of 1996 as a result of higher selling expenses and lower sales.

GENERAL AND ADMINISTRATIVE EXPENSES increased from $1,617,000 in the first six months of 1996 to $2,266,000 in the first six months of 1997. The increase is primarily due to (1) an increase in administrative, clerical and management staff of $150,000, to support the anticipated general growth of the Company and the need to provide staff to accomplish the planned computer conversion and re-engineering of the Company's processes and systems, (2) an increase of approximately $80,000 in senior management recruiting costs and (3) increased professional fees of approximately $74,000 primarily related to expanding product distribution to international markets and increased accounting fees, and (4) a general increase in costs related to the Company's planned computer conversion. As a percentage of net sales, general and administrative expenses increased from 11.5% in the first six months of 1996 to 16.7% in the first six months of 1997 as a result of lower net sales and higher general and administrative expenses.

INTEREST EXPENSE increased from $204,000 in the first six months of 1996 to $354,000 in the first six months of 1997. The increase is the result of higher average borrowings during the first six months related to previous capital expenditures and the buildup of inventory to support the Company's sales in the third and fourth quarters of 1997.

RESTATEMENT OF SECOND AND THIRD QUARTER FORM 10-Q'S. During the close of the Company's 1996 annual close procedures, the Company noted that it had inadvertently overlooked certain items during the preparation of its second and third quarter Form 10-Q's. Upon identification of those matters, the Company amended the respective Form 10-Q's to adjust for those items. The discussion and analysis herein reflects these amendments.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $7.5 million as of June 30, 1997 and $6.8 million as December 31, 1996.

The net cash used in operating activities during the first six months of 1997 was primarily used to fund the Company's buildup of inventory to support the Company's anticipated sales in the third and fourth quarters of 1997.

The net cash used in investing activities during the first six months of 1997 was primarily provided by the refinancing and increased borrowings of term debt.

Accounts receivable were approximately $4,557,000 as of June 30, 1997 and $7,500,000 as of December 31, 1996. The decrease in the first six months of 1997 was due to lower sales in the second quarter of 1997 as compared to the fourth quarter of 1996.

The allowance for doubtful accounts increased from $382,000 at December 31, 1996 t0 $439,000 at June 30, 1997. The Company estimates the allowance for doubtful accounts based upon the best information available to management. In addition to a substantial increase in sales and new customers, the Company had a number of customers go into bankruptcy for which bankruptcy proceedings have not been concluded. Management believes that the allowance is adequate to cover any losses as a result of these items.

The seasonality of the Company's sales cycle and the planned increase of sales volume has resulted in increased working capital requirements. In addition, the buying habits of the Company's customers indicate a trend away from substantial advance stocking orders to smaller, more frequent orders. This trend requires the Company to carry larger levels of work in process and finished goods inventories than historically maintained.

Inventories were approximately $19,473,000 as of June 30, 1997 and $9,600,000 as of December 31, 1996. The increase in the first six months of 1997 as compared to year end 1996 is primarily related to an increase of finished goods inventory of Polarfleece(R) to support the Company's planned sales in the third and fourth quarters of 1997.

Accounts payable were approximately $6,080,000 as of June 30, 1997 and $2,135,000 as of December 31, 1996. The increase as of June 30, 1997 as compared to year end 1996 is primarily related to an increase in inventory to support the Company's planned sales in the third and fourth quarters of 1997.

The Company has used and expects to continue to use its revolving line of credit to meet its short-term working capital requirements. During the second quarter of 1997, the Company refinanced its credit facility. The Company also amended the credit facility in July of 1997. The new credit facility, which expires in June 1999, accommodates the Company's planned buildup of inventory, primarily Polarfleece(R) throws, to allow the Company to maximize the sales opportunities in the third and fourth quarters, optimize production capacity, and better serve the Company's customers.

The total amount available under the revolving note, which is due on demand, is limited to the lesser of $15 million or a defined borrowing base of eligible accounts receivable and inventory. The term note is due on demand and requires monthly principal payments of $33,333. Advances under the revolving note, based on inventory balances, provide for monthly interest payments at 3% above the bank's prime rate (11.5% at June 30, 1997). The term note and other advances under the revolving note provide for monthly interest payments at 1.0% above the bank's prime rate (9.5% at June 30, 1997). The outstanding balances on the revolving note and term note were $8,740,000 and $2,000,000 at June 30, 1997. The outstanding balances on the revolving note and term note were $6,415,000 and $708,000 at December 31, 1996.

For the six months ended June 30, 1997, the Company's capital expenditures were $994,000. These capital expenditures include $493,000 to upgrade computer hardware and refinance operating leases existing prior to the upgrade. The remaining $501,000 was used primarily to upgrade and purchase additional manufacturing and transportation equipment.

The Company expects to spend an additional $500,000 in 1997 to expand capacity and to up-grade existing buildings and production equipment.

Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of June 30, 1997, the total outstanding indebtedness was approximately $268,000 compared to $461,000 at December 31, 1996. This indebtedness bears interest at 6% per annum and is payable in varying installments through January 1998.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Stockholders on June 12, 1997, the Company submitted to a vote of security-holders the following matters which received the indicated votes.

1.       Election of Directors:
                                 For      Withhold Authority    Broker Non-Votes
                                 ---      ------------------    ----------------
         Leo T. Reynolds      3,293,239        20,343                 0
         Troy Jones, Jr.      3,293,133        20,449                 0
         Michael G. Grosek    3,293,239        20,343                 0

2. Ratify the appointment of Grant Thorton LLP as independent auditors for the current fiscal year:

                                 For     Against  Abstain   Broker Non-Votes
                                 ---     -------  -------   ----------------
                              3,288,560  16,270    8,752           0

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DAKOTAH, INCORPORATED



July 14, 1997                         By:  /s/ TROY JONES, JR.
                                           ------------------------------------
                                           Troy Jones, Jr.
                                           Chief Executive Officer



July 14, 1997                         By:  /s/ WILLIAM R. RETTERATH
                                           ------------------------------------
                                           William R. Retterath
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)