Form 10-Q/A
period 1997-06-30
DAKOTAH INC
filed 1997-08-19
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q-A
                Quarterly report pursuant to Section 13 of 15(d)
                     of the Securities Exchange Act of 1934

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


PART II.           OTHER INFORMATION

                   Items 1 through 3 and 5 have been omitted since
                            items are inapplicable or answer is negative

Item 4.            Submission of Matters to a vote of Security Holders

Item 6.            Exhibits and Reports on Form 8-K

         a)    Exhibits

                   10.1*    Credit and Security Agreement dated June 30, 1997
                            with Diversified Business Credit, Inc.
                   10.2*    First Amendment dated July 7, 1997 to Credit and
                            Security Agreement with Diversified Business Credit,
                            Inc.
                   27.1*    Financial Data Schedule

               ------------------
               * Previously filed

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

LIQUIDITY AND CAPITAL RESOURCES


Working capital was $5.5 million as of June 30, 1997 and $6.8 million as December 31, 1996.


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


                                      DAKOTAH, INCORPORATED




August 19, 1997                         By:  /s/ TROY JONES, JR.
                                           ------------------------------------
                                           Troy Jones, Jr.
                                           Chief Executive Officer



August 19, 1997                         By:  /s/ WILLIAM R. RETTERATH
                                           ------------------------------------
                                           William R. Retterath
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)