Form 10-Q
period 1997-09-30
DAKOTAH INC
filed 1997-11-12
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                         Commission File Number 0-23604


                              DAKOTAH, INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


        South Dakota                                            46-0339860
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation of Organization)                            Identification Number)


                               One North Park Lane
                                Webster, SD 57274
                -------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

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

           Common stock, $.01 par value, 3,499,755 shares outstanding as of November 5, 1997.

                              DAKOTAH, INCORPORATED

                                      INDEX


PART I.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements

                           Balance Sheets (Unaudited):
                                    September 30, 1997 and December 31,1996

                           Statements of Operations (Unaudited):
                                    Three month and nine month periods ended
                                    September 30, 1997, and September 30, 1996

                           Statements of Cash Flows (Unaudited):
                                    Nine month periods ended
                                    September 30, 1997, and September 30, 1996

                           Notes to Financial Statements:
                                    September 30, 1997

Item 2.                    Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations


PART II.                   OTHER INFORMATION

                           Items 1 through 5 have been omitted since items
                                     are inapplicable or answer is negative


Item 6.                    Exhibits and Reports on Form 8-K

         (a.)     Exhibit Number:                    Description:

                  27.1                               Financial Data Schedule

         (b.)     Reports on Form 8-K                None

                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                          September 30,       December 31,
ASSETS                                                                        1997               1996
                                                                          -----------         -----------
CURRENT ASSETS
      Cash and cash equivalents                                           $     8,538         $     2,690
      Accounts receivable, less allowance
           for doubtful accounts of $432,000
           in 1997 and $382,000 in 1996                                     9,535,170           7,538,724
      Inventories                                                          19,643,987           9,555,897
      Prepaid expenses and other assets                                       329,869             735,929
      Income taxes receivable                                                 331,988
      Deferred income taxes                                                   496,000             496,000
                                                                          -----------         -----------
                Total current assets                                       30,345,552          18,329,240

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Land                                                                     36,000              36,000
      Buildings and improvements                                            2,425,418           2,334,516
      Leasehold improvements                                                  122,362             123,731
      Machinery and equipment                                               3,274,038           3,009,792
      Office equipment, furniture and fixtures and other                    1,874,589             958,758
                                                                          -----------         -----------
                                                                            7,732,407           6,462,797
      Less accumulated depreciation & amortization                          3,115,626           2,555,767
                                                                          -----------         -----------
                                                                            4,616,781           3,907,030
OTHER ASSETS
      Deferred income taxes                                                   185,000             185,000
      Long-lived assets not placed in service                               1,088,049             499,490
      Other                                                                    14,200               9,200
                                                                          -----------         -----------
                                                                            1,287,249             693,690
                                                                          -----------         -----------

                                                                          $36,249,582         $22,929,960
                                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Outstanding checks in excess of bank balances                       $   888,268
      Notes payable to bank                                                16,764,555         $ 7,123,000
      Current maturities of notes payable and
           capital lease obligations                                          273,847             150,696
      Current maturities of notes payable to officers                         288,800             332,139
      Accounts payable                                                      4,856,715           2,134,845
      Accrued liabilities
           Compensation and related benefits                                  857,398             925,739
           Other                                                              631,815             716,217
      Income taxes payable                                                                        187,079
                                                                          -----------         -----------
                Total current liabilities                                  24,561,398          11,569,715

LONG -TERM LIABILITIES
      Long-term portion of notes payable and
           capital lease obligations                                        1,884,129             783,423
      Long-term portion of notes payable to officers                                              129,162

STOCKHOLDERS' EQUITY
      Common stock, par value $.01; 10,000,000 shares authorized;
           issued & outstanding shares 3,499,755                               34,998              34,998
      Additional contributed capital                                        7,004,839           6,904,156
      Retained earnings                                                     2,764,218           3,508,506
                                                                          -----------         -----------
                                                                            9,804,055          10,447,660
                                                                          -----------         -----------

                                                                          $36,249,582         $22,929,960
                                                                          ===========         ===========


The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        For the three months ended September 30,   For the nine months ended September 30,
                                              1997                  1996                  1997                  1996
                                              ----                  ----                  ----                  ----
Net sales                                 $ 13,158,468          $ 12,592,179          $ 26,696,554          $ 26,556,734
Cost of goods sold                           9,667,854             9,448,414            19,846,030            19,818,811
                                          ------------          ------------          ------------          ------------
          Gross profit                       3,490,614             3,143,765             6,850,524             6,737,923


Operating expenses
      Selling                                1,436,096             1,453,401             3,641,549             3,532,083
      General and administrative             1,316,336               868,939             3,582,539             2,485,991
                                          ------------          ------------          ------------          ------------
                                             2,752,432             2,322,340             7,224,088             6,018,074
                                          ------------          ------------          ------------          ------------
          Operating profit (loss)              738,182               821,425              (373,564)              719,849


Other income (expense)
      Interest                                (414,125)             (187,730)             (767,724)             (391,577)
      Gain on sale of equipment                                      100,000                                     106,867
      Other                                                          (60,000)                                    (85,000)
                                          ------------          ------------          ------------          ------------
                                              (414,125)             (147,730)             (767,724)             (369,710)


Earnings (loss) before income
      taxes                                    324,057               673,695            (1,141,288)              350,139
Income tax expense (benefit)                    94,000               222,730              (397,000)              116,250
                                          ------------          ------------          ------------          ------------
      NET EARNINGS (LOSS)                 $    230,057          $    450,965          $   (744,288)         $    233,889
                                          ============          ============          ============          ============




Net earnings (loss) per share             $       0.07          $       0.13          $      (0.21)         $       0.07
                                          ============          ============          ============          ============

Weighted average common
      shares outstanding                     3,499,755             3,499,755             3,499,755             3,499,755
                                          ============          ============          ============          ============


The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             For the nine months ended September 30,
                                                                      1997              1996
                                                                      ----              ----
Cash flows from operating activities:
     Net earnings (loss)                                        $   (744,288)     $    233,889
     Adjustments to reconcile net earnings (loss) to net
         cash provided by (used in) operating activities
              Depreciation and amortization                          559,859           547,669
              Compensation to outside consultant                     100,683            50,000
              Gain on Sale of Equipment                                               (106,867)
              Changes in assets and liabilities:
                  Accounts receivable                             (1,996,446)       (2,703,663)
                  Inventories                                    (10,088,090)       (5,445,136)
                  Prepaid expenses and other assets                  406,060          (474,411)
                  Income taxes receivable                           (331,988)
                  Accounts payable                                 2,721,870         3,305,746
                  Accrued liabilities                               (152,743)          515,244
                  Income taxes payable                              (187,079)
                                                                ------------      ------------
         Total adjustments                                        (8,967,874)       (4,311,418)
                                                                ------------      ------------
         Net cash used in operating activities                    (9,712,162)       (4,077,529)

Cash flows from investing activities:
     Capital expenditures                                           (766,903)       (1,462,897)
     Acquisition of long-lived assets not placed in service         (588,559)
     Other                                                            (5,000)          106,867
                                                                ------------      ------------
         Net cash used in investing activities                    (1,360,462)       (1,356,030)

Cash flows from financing activities:
     Outstanding checks in excess of bank balances                   888,268
     Net borrowings under notes payable to bank                    9,641,555         5,142,592
     Proceeds from issuance of long-term obligations                 880,000           300,000
     Proceeds from borrowings from officers                           25,000
     Principal payments on long-term obligations                    (158,850)         (481,232)
     Principal payments on notes payable to officers                (197,501)
                                                                ------------      ------------
         Net cash provided by financing activities                11,078,472         4,961,360

Net increase (decrease) in cash and cash equivalents                   5,848          (472,199)

Cash and cash equivalents at beginning of period                       2,690           477,330
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $      8,538      $      5,131
                                                                ============      ============



Supplemental disclosure of non-cash investing/financing activity:
     Acquisition of computer hardware through
         capital lease arrangement                              $    502,707

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                               $    676,548      $    341,376
         Income taxes                                           $    141,210


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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the cash flows for the nine month periods ended September 30, 1997 and 1996. These results are not necessarily indicative of results which may be expected for the year as a whole.

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


NOTE B: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                September 30, 1997      December 31, 1996
                                ------------------      -----------------
         Raw Materials              $10,235,350           $ 5,722,944
         Work In Progress             1,937,032             1,667,023
         Finished Goods               7,471,605             2,165,930
                                    -----------           -----------
                                    $19,643,987           $ 9,555,897
                                    ===========           ===========

NOTE C: NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of adopting this new standard has not been determined.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The adoption of these two statements is not expected to have a material effect on the financial statements of the Company.


NOTE D: NOTES PAYABLE TO BANK

During the second quarter of 1997, the Company refinanced its credit facility, and further amended it in the third quarter of 1997. The total amount available under the revolving note, which is due on demand, is limited to the lesser of $17,500,000 or a defined borrowing base of eligible accounts receivable and inventory, outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on inventory balances, eligible accounts receivable, and the additional $1,000,000, provide for monthly interest payments at 3%, 1% and 4%, respectively, above the bank's prime rate (11.5%, 9.5% and 12.5% respectively, at September 30, 1997). Advances under the term note, which is due on demand and which requires monthly principal payments of $33,333, provide for monthly interest payments at 1% above the bank's prime rate. The outstanding balances on the revolving note and the term note were $14,864,555 and $1,900,000 at September 30, 1997. The outstanding balances on the previous revolving note and term note were $6,415,000 and $708,000 at December 31, 1996.

The current credit facility contains affirmative and negative covenants including, among other things, provisions for minimum net earnings and net worth requirements and limitations on capital expenditures. Additionally, the company may not incur additional borrowings, sell certain assets, acquire other businesses or pay cash dividends without prior consent.


NOTE E: RECLASSIFICATIONS

Certain amounts from the 1996 financial statements have been reclassified to conform to the 1997 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Dakotah(R) Inc. (the "Company") designs and manufactures decorative pillows, decorative throws, blankets, bedroom ensembles and other home accessory products, such as footstools, chairpads and table linens. The Company's objective has been to build a strong brand image associated with fashionable styling and high quality products. It markets its products (primarily under the Dakotah(R) and Polarfleece(R) names and various licensed names) to a broad range of major retailers, including department stores, specialty retailers, mass merchandisers and mail order houses, both domestic and international. Showrooms for the Company's products, which support sales, are located across the country in New York, Atlanta, Chicago, Denver and Seattle.

RESTATEMENT OF SECOND AND THIRD QUARTER 1996 FORM 10-Q'S. During the course of the Company's 1996 annual close procedures, the Company noted that it had inadvertently overlooked certain items during the preparation of its 1996 second and third quarter Form 10-Q's. Upon identification of those matters, the Company amended the respective Form 10-Q's to adjust for those items. The discussion and analysis herein reflects these amendments.

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations for the three and nine month periods ended September 30, 1997 and 1996.


                                          Percentage of Net Sales          Percentage of Net Sales
                                          for the three month              for the nine month
                                          period ended September 30,       period ended September 30,
                                                    1997        1996               1997        1996
                                        -----------------------------------------------------------
         Net Sales                                 100.0%     100.0%              100.0%      100.0%
         Gross Profit                               26.5       25.0                25.7        25.4
         Selling Expenses                           10.9       11.6                13.6        13.3
         General & Administrative                   10.0        6.9                13.4         9.4
         Operating Profit (Loss)                     5.6        6.5                (1.4)        2.7
         Interest Expense                            3.1        1.5                 2.9         1.5
         Gain on Sale of Equipment                              0.8                             0.4
         Earnings (Loss) Before Income Taxes         2.5        5.4                (4.3)        1.3
         Net Earnings (Loss)                         1.7        3.6                (2.8)        0.9


NET SALES increased 1% to $26,697,000 for the nine months ended September 30, 1997 from $26,557,000 in the same period of 1996. Net sales increased 4% from $12,592,000 in the third quarter of 1996 to $13,158,000 in the third quarter of 1997. The increase in net sales in the first nine months of 1997, as compared to the first nine months of 1996, is due primarily to an increase in the Company's Polarfleece(R) line of products and bedding ensembles, offset by a decrease in sales of pillows, chairpads and table linens. The results also reflect the negative effects on production time as a result of (1) the Company's consolidation of its primary warehouse and shipping and receiving facility to the main Webster, SD manufacturing facility, (2) the move of the Webster, SD pillow finishing manufacturing equipment to the main Webster, SD manufacturing facility, (3) the comprehensive reconfiguration of the main Webster, SD manufacturing facility,
(4) the effect of the severe winter weather in early 1997 and (5) inadequate fabric delivery from certain suppliers which adversely effected the Company's ability to meet delivery expectations of certain customers.

The increase in net sales for the third quarter of 1997 from the third quarter of 1996 is the result of increased sales of the Company's Polarfleece(R) line of products and bedding ensembles, offset by a decrease in sales of decorative pillows, chairpads, non-fleece throws and table linens.

The trend of sales not meeting expectations beginning in the third quarter is continuing in the fourth quarter of 1997. Unless the Company receives a significant unexpected influx or cancellation of orders, at this time, the Company expects fourth quarter sales to be approximately $14 million, which is approximately $1 million less than 1996 fourth quarter sales. Management believes that the failure to meet expectations during the fourth quarter is primarily due to the lost momentum of certain products in July, August and early September related to poor fabric delivery performance by significant suppliers and lost sales at the retail level related to warmer than normal weather in September and October. Additionally, sales are being negatively affected by the late arrival of Polarfleece(R) Shop signs that were planned for many department stores.

GROSS PROFIT PERCENTAGES increased from 25.4% in the first nine months of 1996 to 25.7% for the same period of 1997. During the third quarter of 1997, compared to the same period of 1996, gross profit percentages increased to 26.5% from 25.0%. Gross profit margins increased during the first nine months of 1997 as compared to the first nine months of 1996 as a result of an improved product mix and overall improved labor efficiencies in 1997 resulting from the negative effects in April, 1996, of the startup of the Redfield, SD manufacturing facility. However, these gross profit margin improvements were adversely effected in 1997 as compared to 1996 by the costs associated with the Company's efforts to build capacity and infrastructure in the second half of 1996 for the Fall selling season of 1996 and anticipated sales volume in 1997 and indirect costs associated with the Company's move of its Webster, SD warehouse and pillow finishing manufacturing and reconfiguration.

The improved product mix for the third quarter of 1997 was comprised of increased volume of the Company's Polarfleece(R) line of products, improved margins in bedding and accessories, and a decrease in lower margin products, such as chair pads and table linens, partially offset by a decline in the volume of decorative pillow sales.

SELLING EXPENSES grew from $3,532,000 in the first nine months of 1996 to $3,642,000 in the first nine months of 1997. This increase of $110,000 is primarily the result of (1) increased cost of showroom rent, supplies and decorating of approximately $88,000, (2) increased sales support and shipping personnel to support the planned growth of sales of approximately $155,000, (3) a decrease in sales commissions of $146,000 resulting from changes in the compensation structure and product mix, and (4) various other factors including increased participation in trade shows, international marketing and lower advertising costs. As a percentage of net sales, selling expenses increased from 13.3% in the first nine months of 1996 to 13.6% in the first nine months of 1997 as a result of higher selling expenses and consistent sales levels.

GENERAL AND ADMINISTRATIVE EXPENSES increased from $2,486,000 in the first nine months of 1996 to $3,583,000 during the same period in 1997. The increase is primarily due to (1) an increase in administrative, clerical, and management staff of approximately $330,000 to support the planned growth of the Company, the need to provide staff to accomplish the planned computer conversion and re-engineering of the Company's processes and systems, and a growth in product development and design personnel, (2) an increase of approximately $100,000 in recruiting costs for senior management and staff positions, (3) increased professional fees of approximately $95,000 primarily related to expanding product distribution to international markets and increased accounting fees, (4) increased computer and communication costs of approximately $135,000, primarily to support the planned computer conversion and the increased needs of our customers and (5) a general increase in costs relating to the Company's planned computer conversion and planned sales in the fourth quarter of 1997. As a percentage of net sales, general and administrative expenses increased from 9.4% in the first nine months of 1996 to 13.4% in the first nine months of 1997 as a result of the above mentioned increases and consistent sales levels. As stated below, the Company announced a reduction of general and administrative positions which is consistent with the Company's expected sales volume in the fourth quarter and into 1998 and the expected efficiencies resulting from the planned computer conversion in 1998.

INTEREST EXPENSE increased from $392,000 in the first nine months of 1996 to $768,000 in the first nine months of 1997. This increase was primarily the result of higher average borrowings to finance capital expenditures and the buildup of inventory to support the Company's expected sales in the third and fourth quarter of 1997.

CONSOLIDATION OF MANUFACTURING FACILITIES. The Company announced during the fourth quarter of 1997 the consolidation of its Polarfleece(R) manufacturing in Redfield, SD and the closing of its facility in Platte, SD, which employed approximately 39 full time personnel and 13 temporary and part time personnel. Despite the closing at the Platte, SD facility, the Company remains positioned to accept and deliver on new Polarfleece(R) orders in excess of $2.5 million, new pillow orders in excess of $1.5 million and other products in excess of $1.5 million. Management of the Company does not believe that this consolidation will result in a material charge to the statement of operations for the year ended December 31, 1997.

Additionally, until significant new orders are received or currently produced finished goods and work in process inventories are depleted, the Company has commenced termination of an estimated fifty direct labor, indirect labor and general and administrative positions and expects to temporarily lay-off an additional fifty to seventy employees. Management of the Company does not believe that these actions will result in a material charge to the statement of operations for the year ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $5.8 million as of September 30, 1997 and $6.8 million as of December 31, 1996.

Accounts receivable were approximately $9,535,000 as of September 30, 1997 and $7,500,000 as of December 31, 1996. The increase in the first nine months of 1997 was due to higher sales over the last month of the third quarter of 1997 as compared to the last month of the fourth quarter of 1996.

The allowance for doubtful accounts increased from $382,000 at December 31, 1996 to $432,000 at September 30, 1997. The Company estimates the allowance for doubtful accounts based on the best information available to management. In addition to a substantial increase in accounts receivable balances and new customers, the Company had a number of customers go into bankruptcy during 1996 for which bankruptcy proceedings have not been concluded. Management believes that the allowance is adequate to cover any losses as a result of these items.

The seasonality of the Company's production and sales cycle and the planned increase of sales volume have resulted in increased working capital requirements during 1997. In addition, the buying habits of the Company's customers indicate a trend away from substantial advance stocking orders to smaller, more frequent shipping orders. This trend requires the Company to carry larger levels of work in progress and finished goods inventories than those historically maintained.

Inventories were approximately $19,644,000 as of September 30, 1997 and $9,600,000 as of December 31, 1996. The increase in the first nine months of 1997 as compared to December 31, 1996, is primarily related to an increase of finished goods and raw materials of Polarfleece(R) to support the Company's planned sales in the fourth quarter of 1997. In addition, because of the lack of expected new orders and the cancellation of existing orders, the reduction of inventory during the fourth quarter will not be as significant as expected.

Accounts payable were approximately $4,857,000 as of September 30, 1997 and $2,135,000 as of December 31, 1996. The increase as of September 30, 1997 as compared to year end 1996 is primarily related to an increase in inventory.

The net cash used in operating activities during the first nine months of 1997 was primarily due to the Company's buildup of inventory to support the Company's anticipated sales in the fourth quarter of 1997.

The net cash used in operating and investing activities during the first nine months of 1997 was primarily provided by the Company's credit facilities and additional long-term borrowings.

The Company has used and expects to continue using its revolving line of credit to meet its short-term working capital requirements. During the second quarter of 1997, the Company refinanced its credit facility. The Company also amended its credit facility in the third quarter of 1997. The new credit facility, which expires in June, 1999, provides adequate funding for the Company's buildup of inventory, primarily Polarfleece(R) throws to allow the Company to maximize the sales opportunities in the fourth quarter, optimize production capacity and better serve its customers.

The total amount available under the revolving note, which is due on demand, is limited to the lesser of $17,500,000 or a defined borrowing based of eligible accounts receivable and inventory, outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on inventory balances, eligible accounts receivable, and the additional $1,000,000, provide for monthly interest payments at 3%, 1% and 4%, respectively, above the bank's prime rate (11.5%, 9.5% and 12.5%, respectively, at September 30, 1997). Advances under the term note, which is due on demand and which requires monthly principal payments of $33,333, provide for monthly interest payments at 1% above the bank's prime rate. The outstanding balances on the revolving note and the term note were $14,864,555 and $1,900,000 at September 30, 1997. The outstanding balances on the previous revolving note and term note were $6,415,000 and $708,000 at December 31, 1996. As of September 30, 1997, the Company had approximately $730,000 available under its revolving note which was approximately $990,000 less than the calculated availability under its defined borrowing base. The Company did not incur any borrowings against the additional $1,000,000 during the quarter and does not expect to incur any such advances during the fourth quarter of 1997.

For the nine month period ended September 30, 1997, the Company's capital expenditures were $1,270,000. These capital expenditures include $503,000 to upgrade computer hardware and refinance operating leases existing prior to the upgrade, approximately $300,000 was used to purchase additional manufacturing and transportation equipment, and $250,000 was used for the purchase of additional computer network workstation hardware and software. The remaining $217,000 was used primarily for plant and office space remodeling and expansion and the purchase of additional transportation equipment.

The Company expects to spend an additional $250,000 for the remainder of 1997 in conjunction with its planned computer conversion and to upgrade existing production facilities and equipment. In addition the Company expects to complete negotiations for the expansion of its facilities in Sisseton, SD, which will be financed through the issuance of a long term lease purchase agreement and the exchange of its current facility in Sisseton, SD. This transaction is not expected to close until the second quarter of 1998 and is not expected to have a material effect on the Company's financial statements.

Upon termination of the officers' stock appreciation program in March, 1994, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of September 30, 1997, the total outstanding indebtedness was $264,000 compared to $461,000 at December 31, 1996. This indebtedness bears interest at 6% per annum and is payable in varying installments through January 1998.

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




                              DAKOTAH, INCORPORATED



November 11, 1997                         By:      /s/ TROY JONES, JR.
                                               -----------------------
                                          Troy Jones, Jr.
                                          Chief Executive Officer




November 11, 1997                         By:      /s/ WILLIAM R. RETTERATH
                                               ----------------------------
                                          William R. Retterath
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)