Form 10-K
period 1997-12-31
DAKOTAH INC
filed 1998-03-31
CIK 859944

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended               Commission file number
              DECEMBER 31, 1997                          0-23604

                              DAKOTAH, INCORPORATED
             (Exact name of registrant as specified in its charter)

                     SOUTH DAKOTA                         46-0339860
            (State or other jurisdiction of             (IRS Employer
            incorporation or organization)            Identification No.)

                   ONE NORTH PARK LANE, WEBSTER, SD       57274-0120
               (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: (605) 345-4646

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
                          Yes __X__              No___

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [___].

         Aggregate market value of voting stock held by non-affiliates of Registrant as of March 17, 1998: Approximately $1,838,000.

         Number of shares of Common Stock, $.01 par value, outstanding as of March 17, 1998: 3,499,755.

PART I

ITEM 1. BUSINESS.

INTRODUCTION

            Dakotah, Incorporated ("Company" or "Dakotah") designs, manufactures and markets textile home fashion furnishings which are both functional and decorative. The Company's principal products are decorative pillows, throws (polyester fleece and cotton), blankets, bedding ensembles and other home accessory products such as footstools, chair pads and table linens. The Company's objective has been to build a strong brand image associated with fashionable styling and high quality products. It markets its products (primarily under the Dakotah(R) and Polarfleece(R)* names and various licensed names) to a broad range of major retailers, including department stores, specialty retailers, mass merchandisers and mail order houses, both domestic and international. Showrooms for the Company's products, which support sales, are located across the country in New York, Atlanta, Chicago, Denver and Seattle.

            Founded in l971 as a craft cooperative, the Company has over 378 employees. The Company's employees are referred to as "associates" in recognition of the need for all associates to work together as a team to make the Company successful. Initially, the Company emphasized fashionable quilted and hand-crafted applique bedspreads and comforters. Applique, one of the oldest handicraft forms, is a process of making a design by sewing small pieces of fabric onto a larger base fabric. The Company utilizes creative design and manufacturing processes to develop superior fashionable products.

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

* Polarfleece(R) is a registered trademark of Malden Mills Industries for which Dakotah has an exclusive license to use the trademark Polarfleece(R) and other trademarks in most home furnishings product categories.

PRODUCTS

            GENERAL. The Company's principal product groups are decorative pillows, throws (polyester fleece and cotton), blankets, bedding ensembles and other home accessory products such as footstools, chair pads and table linens. The Company's products are both functional and decorative. They allow homeowners to redecorate a room by changing the accessory items, such as decorative pillows and throws, in the room. Many of the Company's customers own more than one set of decorative accessory items for a room, so that they can change the room's appearance from time to time, for example, to match the different seasons of the year.

            The following table sets forth certain information regarding net sales of these product groups during the past three years:

                                           YEARS ENDED DECEMBER 31
                  --------------------------------------------------------------------------
                           1997                       1996                     1995
                  ----------------------    ----------------------    ----------------------
                    Net Sales    Percent     Net Sales     Percent     Net Sales     Percent
                  -----------    -------    -----------    -------    -----------    -------
Decorative
  pillows and
  chair pads      $15,138,931      39.1%    $20,147,683      48.5%    $19,165,502      62.1%
Throws             12,866,523      33.2%     15,748,395      37.9%      7,119,118      23.1%
Blankets and
  bedding
  ensembles         7,971,950      20.6%      4,335,946      10.4%      1,912,318       6.2%
Other products      2,734,080       7.1%      1,327,573       3.2%      2,687,143       8.6%
                  -----------    ------     -----------    ------     -----------    ------
TOTAL             $38,711,484     100.0%    $41,559,597     100.0%    $30,884,081     100.0%
                  ===========    ======     ===========    ======     ===========    ======

            DECORATIVE PILLOWS AND CHAIR PADS. The Company offers a wide variety of decorative pillows in over 500 styles ranging from basic solid-colored pillows to high-fashion embellished tapestry and velvet pillows. Decorative pillows vary in size, are manufactured in various fabric blends and are filled with 100% polyester or a polyester/cotton blend fiberfill. The Company's decorative pillows generally sell at retail prices ranging from $9 to $70. The Company designs its pillows to meet the style standards of its customers. The Company has used the experience gained in making applique bedcovering products to make creative trims and embellishments for its pillows.

            The Company's chair pad product line consists of 25 different designs for chair pads and 4 different designs for rocker sets. Rocker sets consist of pads plus coordinated backs for the chairs. Many of the same fabrics selected by the Company for its decorative pillows are used to make chair pads.

            THROWS. The Company sells both cotton and polyester throws. The Company's line of cotton throws consists of approximately 50 different designs and is produced by non-affiliated manufacturers. The Polarfleece(R) product group consists of 25 solid colors in the classic Polarfleece(R) line, 17 solid colors in the Polarfleece(R) Wide Wale line, 25 solid colors in the Dakotah(R) Luxe(TM) line, 9 styles in the Polarfleece(R) Plus(TM) line, and 20 various prints or yarn-dyed patterns. Polarfleece(R) is a non-pill polyester fleece fabric. To satisfy certain discount customers, the Company also offers a low-pill fleece throw.

            BLANKETS AND BEDDING ENSEMBLES. The Company offers a variety of blankets consisting primarily of the Polarfleece(R) and Dakotah(R) Luxe(TM) lines of fabric in a number of different color schemes. The Company's bedding ensembles include a line of over 40 different duvets (comforter covers) and coverlets which slip over a comforter like a pillowcase and fasten at the end, offering consumers a quick and easy way to change bedroom decor without the expense of replacing the comforter. The target market for the Company's duvet covers is upscale retailers, including specialty retailers, department stores and mail order houses. The duvet covers generally sell at retail prices ranging from $120 to $750.

            OTHER PRODUCTS. The Company's other products include table linens, footstools, stuffed bears and accessories. The Company's table linen products consist of a coordinated line of placemats and napkins. This line consists of 50 different designs. The Company's line of footstools is also produced by non-affiliated manufacturers and includes 30 different designs. The stuffed bear line is comprised of two sizes of stuffed polar bears designed from the Polarfleece(R) logo used by Malden Mills. The Company sells these bears to retailers as a promotion to enhance sales of the entire line of Polarfleece(R) products.

            The other products category also includes wall art, miscellaneous low volume products and fabric sold by the yard. Many of these other products utilize the same fabrics as are used to make decorative pillows, chair pads and table linens or are coordinated with the designs for such products.

PRODUCT DESIGN

            Design and color are key components of the Company's successful marketing strategy. The Company's designs include traditional, contemporary, western and novelty patterns. The Company has worked to associate the Dakotah(R) brand name with products that have unique and innovative designs.

            For its inaugural awards ceremony in 1988, the Home Fashion Products Association selected George C. Whyte, a founder and the Chief Executive Officer of the Company, as the winner of the Home-Tex-Design Award, which recognizes individuals who have made a major contribution to the industry in home textiles design. The Company has consistently worked to be an innovator in using fabric, color, texture and technique, in bringing innovative and exciting designs to the marketplace. In 1996, the Company's Polarfleece(R) throw was selected by Home Textiles Today, a trade publication, as the product of the year in its category. In 1997, the Company was awarded the Gold Star Gallery Award by Potentials in Marketing for its embroidered Polarfleece(R) products.

            The Company employs a product development staff of six persons and a product design staff of three persons who work closely with the marketing staff to develop new designs. The Company obtains its designs from numerous sources, including the Company's associates, independent free-lance designers and fabric manufacturers. Computer assisted design is used to increase design capabilities and reduce costs.

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

            The Company's expenses for product development were approximately $962,000 in 1997, $730,000 in 1996, and $560,000 in 1995. The expenditures were for the development of new products, upgrading and management of existing product lines and the creation and purchase of new designs.

LICENSED PRODUCTS

            The Company's products are marketed under the Dakotah(R) name and various licensed names including Polarfleece(R), Dakotah(R) Luxe(TM), Harley-Davidson(R), upscale Disney(R) Licenses, Mickey & Co.(R) , and Baby Mickey & Co.(R), Elvis Presley(R), Roy Rogers(R), and Currier & Ives(R).

NEW PRODUCT INTRODUCTIONS

* In December 1993, the Company introduced Harley-Davidson(R) pillows, together with a line of jacquard-woven throws and other accessory products.

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

* At the April 1996 Home Textile Market, the Company introduced its new line of Polarfleece(R) blankets.

* At the October 1996 Home Textile Market, the Company introduced Dakotah(R) Luxe(TM), a new line of luxurious microfiber throws, pillows, bedcoverings and accessories and a new line of pillows, throws and bedcoverings with the Disney(R) licenses, Mickey and Co.(R) and Baby Mickey and Co(R).

* At the April 1997 Home Textile Market, the Company introduced its new line of Home-Knit(TM) throws and pillows.

* At the October 1997 Home Textile Market, the Company introduced its Polarfleece(R) Wide Wale line of throws, blankets and bedding ensembles along with a new line of coordinated bedding ensembles and window treatments.

SALES AND MARKETING

            Virtually all of the Company's products are sold directly to the retail trade primarily through 40 independent sales representative organizations and 4 full time sales professionals employed by the Company. The Company's showroom and primary sales office is located in New York City on Fifth Avenue. The sales representatives who sell to the specialty retailers have showrooms in Atlanta, Chicago, Denver, and Seattle.

            The Company's primary customers are department stores, specialty retailers, mass merchandisers and mail order houses in the United States. The Company markets its designs and products so that conflicts do not develop between customers in order to give the Company's customers flexibility in setting their own marketing and pricing strategies. In 1996, the Company began developing sales distribution in Canada and Europe, and in 1997, began developing sales distribution in Japan, and to a lesser degree in other countries.

            During 1997, the Company sold to over 2,100 customers, including buyers representing divisions of larger corporations.

            The Company emphasizes quick and dependable delivery of complete orders. The Company's computer systems allow customers to place orders and the Company to fill, track and bill orders. Sales representatives assist in maintaining appropriate stocking levels, maintain store displays of Company merchandise, assure proper presentation of Company products, replace damaged packaging and assist with credit, account reconciliation and collection. The Company provides point-of-sale advertising and attractive and informative packaging to obtain consumer interest.

            The Company generally introduces new products during February, April and October in connection with the major Home Fashion Textile markets. During these markets, buyers from all classes of the textile trade throughout the United States come to New York City to preview the products from the home textiles manufacturers. Most sales of successful new designs generally occur six months or more after the product introduction as more conservative buyers follow the lead of market innovators. Additionally, the Company participates in the home fashion textile shows at each of its showrooms and the major European home textile show, Heimtextil.

            During 1997, the Company and its products were featured in many major publications, including, American Baby, BHG Bedroom & Bath, Country Living, Home, Self Magazine, New York Times Home Section and Chicago Tribune Sunday Home Section. The Company was also featured in several trade publications including Home Textiles Today and Home Furnishings Network.

            At December 31, 1997, the Company had approximately $2.4 million of firm orders, compared to approximately $3.0 million on December 31, 1996 and approximately $2.7 million on December 31, 1995. On March 22, 1998, the Company had approximately $2.5 million of firm orders as compared to approximately $3.5 million on March 23, 1997. In general, orders require shipment within six to ten weeks. Accordingly, the Company's firm orders backlog at any time is not necessarily indicative of the level of its future sales. The Company maintains inventory levels sufficient to permit it to fill orders on a timely basis.

            The Company and the home furnishing industry as a whole build up finished goods inventory in the first and second calendar quarters for shipment in the third and fourth calendar quarters. This results in a significant use of working capital during the first three quarters of each year.

            Although approximately 18% and 11% of the Company's 1997 sales were made to two customers, the Company believes the loss of these customers would not have a material adverse effect on the Company.

MANUFACTURING AND DISTRIBUTION

            The Company's manufacturing operations consist principally of cutting, sewing, and embroidering fabric. The Company primarily utilizes two independent contractors, one to produce all of its footstool products and one to produce its jacquard-woven cotton throws. The Company does not have the manufacturing capabilities to produce jacquard-woven textiles and footstools. Additionally, the Company uses contract manufacturers to cut and sew fabric during certain peak periods of the year.

            For several years, the Company has committed significant efforts to improve the productivity of its associates through the use of various total quality management concepts and automation. Significant resources have been devoted to support its quality improvement efforts. The Company attempts to maintain close contact with customer quality control personnel to assure its understanding of customer requirements.

RAW MATERIALS

            The principal raw materials that the Company uses in manufacturing its products are solid color, print and jacquard fabrics, solid color and print polyester fleece fabrics from Malden Mills Industries, Inc. and fiberfill. The Company purchases certain fabrics with the exclusive right to the designs in the Company's markets. The Company does not import any significant portion of its raw materials. Although raw materials are purchased from only a limited number of suppliers, these raw materials are generally readily available from several manufacturers, a few of which are competitors of the Company. Purchase commitments for raw materials are generally insignificant in comparison to the total amount of a raw material to be purchased.

            The Company receives a significant portion of its annual supply of raw materials from Malden Mills, approximately 57% of all its raw material requirements in 1997, and in the past has manufactured a significant amount of finished goods Polarfleece(R) inventory during its first and second quarters and sold to its customers in the third and fourth quarters. As a result of this timing, the Company has had the flexibility to convert its facilities to produce other products or procure substitute fleece supplies in the event the delivery of supplies from Malden Mills would be substantially interrupted. The use of a substitute fleece would require the use of a trademark other than Polarfleece(R). The Company does not intend to continue this practice of building inventories to the extent it has in the past.

            In order to provide quick response to customers' orders and the lead times sometimes associated with the purchase of its raw materials, the Company makes commitments for future purchases of fabrics and cotton yarns.

COMPETITION

            The Company participates in a highly competitive industry, competing with a number of established designers, manufacturers, importers, and distributors of textile home fashion furnishings, some of which have greater financial, distribution, and marketing resources than the Company. The principal competitive factors affecting its business include its ability to continue to create and develop quality products offering creative and fashionable designs, its marketing expertise, its relationships with customers, and its manufacturing and distribution capabilities. There is also significant competition on the basis of quality, brand names, price and service.

GOVERNMENT REGULATION

            Federal and state laws and regulations require most of the Company's products to bear product content labels containing specified information, including their place of origin and fiber content. In addition, operations are governed by a variety of federal, state, local, and foreign laws and regulations relating to the environment, worker safety and health, advertising, importing and exporting, and other matters applicable to businesses in general. All laws and regulations are subject to change and the Company cannot predict what effect, if any, changes in laws and regulations might have on its business.

TRADEMARKS AND COPYRIGHTS

            The Company owns various trademarks and trade names, including Dakotah(R), Dakotah Luxe(TM), Beach Buddy(R), DKTH(TM), Home-Knits(TM), Dakotah Outdoors(R), Lustrah(R), Snapwrap(TM), Snugglefleece(TM), Thermofleece(TM), Cuddlefleece(TM) and Comfortfleece(R). The Company copyrights many of its fabric designs. All trademarks, trade names and copyrights are valuable assets, and the Company seeks to protect them against infringement. There can be no assurance, however, that any effort to protect its trademarks, trade names and copyrights will be successful or that any such effort will not be prohibitively costly and time consuming. The Company has been licensed to market and manufacture products bearing trademarks owned by others, including but not limited to, Polarfleece(R), Malden Mills(R), Mickey & Co.(R), Disney(R), Baby Mickey & Co.(R), Harley-Davidson(R), Elvis Presley(R), Campbell's Soup(R), Roy Rogers(R), Wesley Mancini, Ltd. (R) and Currier & Ives(R).

EMPLOYEES

            At March 14, 1998, the Company had 378 associates, of whom 342 were full-time and 36 were part-time. Seventy-three of these associates were on temporary lay-off as of March 14, 1998. None of the Company's associates is represented by a labor union, and the Company considers its relations with its associates to be good. Due to a shortage of labor in the northeast South Dakota area, any significant expansion of the Company's manufacturing capabilities in the future may be outside of this area. In addition, due to this labor shortage, the Company generally attempts to manage its operating activities in order to avoid any temporary reductions in its work force. At least 290 of the Company's associates own directly or through their interests in the Company's profit sharing plan, shares of the Company's Common Stock.


ITEM 2.     PROPERTIES.

            The following table summarizes certain information concerning the Company's principal facilities:


         LOCATION                       PRINCIPAL USE                 APPROX. SQ. FT.       OWNED/ LEASED(1)
   Webster, South Dakotah       Headquarters and Manufacturing            72,000                 Owned(2)
   Webster, South Dakotah       Manufacturing and Distribution            23,000                 Owned(2)
   Webster, South Dakotah       Administration                             4,500                 Owned
   Webster, South Dakota        Factory outlet store                       8,000                 Leased
   Redfield, South Dakota       Manufacturing and distribution            42,000                 Leased
   Sisseton, South Dakota       Manufacturing and distribution            12,000                 Owned
   Veblen, South Dakota         Manufacturing and distribution            20,000                 Owned
   Platte, South Dakota         Manufacturing and distribution            20,000                 Leased(3)
   Milbank, South Dakota        Manufacturing and distribution            10,000                 Owned
   New York, New York           Sales office and showroom                  5,300                 Leased
   Atlanta, Georgia             Sales office and showroom                  4,500                 Leased
   Chicago, Illinois            Sales office and showroom                  3,419                 Leased

(1) For additional information concerning the Company's leases, see Note F to the Financial Statements.

(2) These properties are being purchased by means of capital lease purchase agreements.

(3) In November, 1997, the Company terminated this lease effective April 1, 1998 and consolidated its operations in Platte, SD with the operations in Redfield, SD.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of security holders during the fourth quarter of 1997.


PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

            The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol DKTH. The following table sets forth for each period indicated the high and low closing sale prices for the Company's Common Stock, as reported by NASDAQ:

                                      HIGH                    LOW
                                      ----                    ---
1996
First Quarter                        $4.25                   $3.50
Second Quarter                        4.50                    3.625
Third Quarter                         5.00                    4.25
Fourth Quarter                        5.00                    4.00

1997
First Quarter                        $4.625                  $3.125
Second Quarter                        3.50                    2.125
Third Quarter                         3.375                   2.375
Fourth Quarter                        3.25                    1.438

            These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions.

            The number of record holders of the Company's Common Stock on March 18, 1998 was 276. The Company estimates that an additional 1,100 shareholders own stock held for their account at brokerage firms and other financial institutions.

            The Company has never paid a cash dividend and expects to retain future earnings for operations and expansion of its business. The future payment of dividends, if any, rests within the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.

            There were no unregistered sales of the Company's Common Stock during the fourth quarter of 1997.

            On February 23, 1998, the National Association of Securities Dealers placed into effect new rules that require, among other things, issuers of securities to maintain a market value of public float of at least $5 million to continue listing on the NASDAQ National Market System. The Company is not currently meeting these new requirements and as a result, it is the Company's intention to apply for listing on the NASDAQ SmallCap Market.

ITEM 6.     SELECTED FINANCIAL DATA.

            The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the Company's financial statements included in this report.

STATEMENTS OF OPERATIONS DATA

                                                                      Years ended December 31,
                                                   ------------------------------------------------------------
                                                     1997         1996         1995         1994         1993
                                                   --------     --------     --------     --------     --------
                                                              (in thousands, except per share data)
Net sales                                          $ 38,712     $ 41,560     $ 30,884     $ 30,402     $ 23,428
Cost of goods sold                                   30,169       30,599       22,485       22,377       16,302
                                                   --------     --------     --------     --------     --------
Gross profit                                          8,543       10,961        8,399        8,025        7,126
Selling, general and administrative expense          10,266        9,229        7,542        6,346        5,259
                                                   --------     --------     --------     --------     --------
Operating profit (loss)                              (1,723)       1,732          857        1,679        1,867
Other expense                                        (1,194)        (500)        (141)         (98)        (149)
                                                   --------     --------     --------     --------     --------
Earnings (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                              (2,917)       1,232          716        1,581        1,718
Income tax expense (benefit)                         (1,030)         404          256          550          465
                                                   --------     --------     --------     --------     --------
Earnings (loss) before cumulative effect
   of a change in accounting principle               (1,887)         828          460        1,031        1,253
Cumulative effect of a
   change in accounting principle, net of taxes         (81)        --           --           --            179
                                                   --------     --------     --------     --------     --------
Net earnings (loss)                                ($ 1,968)    $    828     $    460     $  1,031     $  1,432
                                                   ========     ========     ========     ========     ========
PER SHARE AMOUNTS
Earnings (loss) before cumulative effect
   of a change in accounting principle -
   Basic                                           ($  0.54)    $   0.24     $   0.13     $   0.32     $   0.47
                                                   ========     ========     ========     ========     ========

   Dilutive                                        ($  0.54)    $   0.23     $   0.13     $   0.32     $   0.47
                                                   ========     ========     ========     ========     ========
Cumulative effect of a change in
   accounting principle - basic and dilutive          (0.02)        --           --           --           0.07
                                                   --------     --------     --------     --------     --------
Net earnings (loss)
   Basic                                           ($  0.56)    $   0.24     $   0.13     $   0.32     $   0.54
                                                   ========     ========     ========     ========     ========
   Dilutive                                        ($  0.56)    $   0.23     $   0.13     $   0.32     $   0.54
                                                   ========     ========     ========     ========     ========




Weighted average common and common
   equivalent shares outstanding
                                                   --------     --------     --------     --------     --------
    Basic                                             3,500        3,500        3,500        3,256        2,661
    Dilutive                                          3,500        3,550        3,509        3,259        2,661
                                                   --------     --------     --------     --------     --------

BALANCE SHEET DATA
   Working capital                                 $  5,042     $  6,760     $  7,587     $  8,400     $  2,969
   Total assets                                      27,468       22,930       18,136       14,072       11,485
   Short-term debt                                   12,798        6,743        3,667          647          549
   Long-term obligations, less current
      maturities                                      1,813          913        1,051        1,368          729
   Redeemable common stock                             --           --           --           --          8,131
   Stockholders' equity (deficit)                     8,756       10,448        9,520        9,060       (4,229)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL:

Dakotah, Incorporated ("Company" or "Dakotah") designs, manufactures and markets textile home fashion furnishings which are both functional and decorative. The Company's principal products are decorative pillows, throws (polyester fleece and cotton), blankets, bedding ensembles and other home accessory products such as footstools, chair pads and table linens. The Company's objective has been to build a strong brand image associated with fashionable styling and high quality products. It markets its products (primarily under the Dakotah(R) and Polarfleece(R) names and various licensed names) to a broad range of major retailers, including department stores, specialty retailers, mass merchandisers and mail order houses, both domestic and international. Showrooms for the Company's products, which support sales, are located across the country in New York, Atlanta, Chicago, Denver and Seattle.

In December of 1993, the Company purchased manufacturing facilities in Milbank, South Dakota. In September, 1995, the Company leased a manufacturing plant in Platte, South Dakota to manufacture Polarfleece(R) throws. In November, 1997, this facility was closed, as described below. In the Spring of 1996, the Company leased a manufacturing plant in Redfield, South Dakota to manufacture Polarfleece(R) throws, blankets and other bedcovering items. In the first quarter of 1997, the Company completed a 32,000 square foot expansion of its main manufacturing facility in Webster, South Dakota and terminated its lease of another facility in Webster, South Dakota which was used primarily as a warehouse and distribution center.

The current facilities should allow the Company adequate flexibility and capacity to satisfy projected sales volume in 1998.

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

YEAR 2000 INITIATIVE. The Company has studied its computer hardware and software and is contacting external vendors and other suppliers to determine its exposure to the change of the century date problem. The year 2000 date problem consists of a date format shortcoming where the year is represented by only two digits causing programs that perform arithmetic operations, comparisons, or sorting of date fields to yield incorrect results. Based on the study performed, and analysis of the software the Company is currently implementing, it does not believe that the year 2000 and beyond will present any system problems as the software being implemented is expected to be fully compliant with year 2000. The Company expects to spend approximately $200,000 in capital expenditures in 1998 to complete its planned computer conversion which is expected to happen in second quarter of 1998.

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations for the years ended December 31, 1997, 1996, and 1995:

                                                              Years Ended December 31,
           Statements of operations                     -----------------------------------
           data as a percent of net sales:               1997          1996            1995
           -------------------------------               ----          ----            ----
           Net sales                                    100.0%         100.0%          100.0%
           Gross profit                                  22.1           26.4            27.2
           Selling expenses                              13.2           13.2            14.1
           General and administrative expenses           13.3            9.0            10.3
           Operating profit (loss)                       (4.4)           4.2             2.8
           Interest expense                               3.1            1.5              .8
           Earnings (loss) before income taxes and
             cumulative effect of a change in
             accounting principle                        (7.5)           3.0             2.3
           Net earnings (loss)                           (5.1)           2.0             1.5

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NET SALES increased from $30.9 million in 1995 to $41.6 million in 1996, then declined to $38.7 million in 1997. The 1997 sales decline was due to a number of factors. Sales in the fourth quarter of 1997 declined approximately 20% from the same period of 1996 as a result of the warmer than normal weather, which caused a decline in demand for throws and blankets, the demands of certain customers of the Company to return products due to their excess inventories and demands of certain customers to provide sales incentives and discounts on sales of the Company's Polarfleece(R) and Dakotah(R) Luxe(TM) products. Also, during the fourth quarter, as a result of declining sales, coupled with excess inventories, the Company became more aggressive on lowering prices to deplete inventory levels. The decline in the fourth quarter of 1997 was offset by an increase in sales of the Company's Polarfleece(R) line of products and bedding ensembles during the first three quarters of 1997 as compared to the first three quarters of 1996. Additionally, during 1997, as compared to 1996, the Company experienced an overall decline in sales of decorative pillows and throws, partially offset by an increase in sales of blankets and bedding ensembles. Finally, the results reflect the negative effects of (1) the Company's consolidation of its primary warehouse and shipping and receiving facility to the main Webster, SD manufacturing facility, (2) the move of the Webster, SD pillow finishing manufacturing facility to the main Webster, SD manufacturing facility, (3) the effect of the severe winter weather in early 1997 and (4) inadequate fabric delivery from certain suppliers which adversely effected the Company's ability to meet delivery expectations of certain customers.

The 1996 net sales increase was due primarily to the sales growth of the Company's Polarfleece(R) line of products, pillow products, bedcoverings and accessories, and cotton throws. Only the Company's table linen products and footstool products did not experience growth.

The trend of declining sales and the effects of reducing prices on certain products in an effort to decrease inventories has continued into the first quarter of 1998. Management believes that the decline in sales is due in part to the downturn in the business of the Company's customers and the excess inventories that they carried into 1998. During the first quarter of 1998 the Company hired a new Vice President of Sales and Marketing from a competitor of the Company in an effort to reverse these trends and help develop other markets for the Company's products. The Company expects the trend of declining sales to reverse in the third and fourth quarters of 1998 and expects to see a growth in the specialty store market.

GROSS PROFIT MARGINS were 22.1% in 1997, 26.4% in 1996 and 27.2% in 1995. In 1997, the decline in gross margins was the result of sales discounts and incentives, mentioned above, an increase in charges to cost of goods sold to reduce the value of inventory to market, due to the excessive inventory levels at the end of 1997, an increase in manufacturing overhead resulting from capacity and infrastructure built with the expectation of higher sales for 1997 and a decline in manufacturing efficiencies in the third and fourth quarter of 1997. Margins were also negatively impacted as compared to 1996 by the indirect costs associated with the Company's move of its Webster, SD warehouse and pillow finishing manufacturing and reconfiguration. Margins were positively effected in 1997, as compared to 1996 by an improved product mix during the first three quarters of 1997 which was comprised of increased volume of the Company's Polarfleece(R) line of products, improved margins in bedding ensembles, and a decreased volume of lower margin products, such as chairpads and table linens, partially offset by a decline in the volume of decorative pillow sales. Margins were also positively affected in 1997 by the negative effect in April, 1996 of the start-up of the Redfield, SD manufacturing facility.

The trend of declining margins is expected to continue into the first half of 1998 as the Company continues to reduce inventories. That declining trend is expected to be offset partially by the efforts of the Company in (1) reducing indirect labor costs, (2) the consolidation of the Company's Polarfleece(R) manufacturing in Redfield, SD and the closing of its facility in Platte, SD, (3) improving manufacturing efficiencies, (4) improving inventory management and (5) reducing other items of manufacturing overhead.

In 1996, the gross margin was negatively affected by the start-up of the Redfield manufacturing facility and changing product mix. The Polarfleece(R) line of products have a higher percentage of raw materials, relative to sales which reduces gross margins. Although the cost of fiberfill decreased in 1996, substantially all of this cost savings was passed on to the Company's customers.

SELLING EXPENSES were $5.1 million in 1997, $5.5 million in 1996 and $4.3 million in 1995. Selling expenses during 1997 decreased primarily due to the net effect of (1) a decrease in sales commissions of approximately $394,000 resulting from a decrease in sales, changes in the compensation structure and product mix, (2) increased cost of showroom rent, supplies and decorating of approximately $191,000, (3) increased sales support and shipping personnel to support the growth of sales expected for 1997 of approximately $173,000, (4) a decline in the costs of advertising in 1997 of approximately $210,000 and (5) various other factors, including increased participation in trade shows and international marketing. As a percentage of net sales, selling expenses were 13.2% in 1997 and in 1996 and 14.1% in 1995.

Selling expenses decreased as a percentage of sales in 1996 due to increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES were $5.2 million in 1997, $3.7 million in 1996, and $3.2 million in 1995. General and administrative expenses increased approximately $1,437,000 in 1997 due to (1) an increase in administrative, clerical, and management staff of approximately $425,000 to support the expected growth of the Company, the need to provide staff to accomplish the planned computer conversion and re-engineering of the Company's processes and systems, and a growth in product development and design personnel, (2) an increase of approximately $100,000 in recruiting costs for senior management and staff positions, (3) increased professional fees of approximately $117,000 primarily related to expanding product distribution to international markets and increased accounting and reporting costs, (4) increased computer and communication costs of approximately $137,000, (5) the recognition of approximately $177,000 of additional compensation due to the termination of the consulting agreement with the Company's former Chief Executive Officer in 1997, (6) an increase of approximately $130,000 in product design and development staff to support the growth of the Company's product line, (7) the write-down of approximately $144,000 of previously capitalized costs relating to the planned computer conversion, in which management determined that the carrying amount of the asset was not fully recoverable and (8) a general increase in costs relating to the Company's planned computer conversion and planned sales in the fourth quarter of 1997. As a percentage of net sales, general and administrative expenses increased from 9.0% in 1996 to 13.3% in 1997 as a result of the above mentioned increases.

The Company has implemented cost reduction programs which are expected to reduce general and administrative expenses by more than $800,000 in 1998. Additional reductions can be expected into 1999. A significant amount of this reduction will come from (1) decreases in staffing at all levels, (2) a reduction in consulting fees relating to the implementation of the computer system, (3) a decline in professional fees, insurance and communication costs, and (4) various other items. The Company anticipates making further reductions in 1999.

INTEREST EXPENSE increased from $613,000 in 1996 to $1,201,000 in 1997. This increase was primarily the result of higher average borrowings to finance capital expenditures and the buildup of inventory to support the Company's expected sales in the third and fourth quarters of 1997.

The EFFECTIVE INCOME TAX RATE was 35.3% in 1997, 32.8% in 1996 and 35.8% in 1995. The higher effective rate in 1997 as compared to 1996 was due to a decrease in the amount of charitable contributions of obsolete fabric and second quality product to certain charities. The Company has recognized deferred tax assets of approximately $748,000. Realization of these assets is dependent on the Company's return to profitability, which as indicated below is expected to occur in 1999. Realization of these tax benefits is dependent on margins returning to pre 1997 levels and managements' efforts at cost reductions. The Company believes that it is more likely than not that it will fully recover these deferred tax assets in the future.

COST REDUCTION INITIATIVES. During the fourth quarter of 1997, the Company announced the consolidation of its Polarfleece(R) manufacturing in Redfield, SD, and the closing of its facility in Platte, SD, which employed approximately 39 full time personnel and 13 temporary personnel. During the first quarter of 1998, the Company initiated a number of cost reduction initiatives, some of which were discussed above. The Company has reduced its labor force from over 540 associates on September 30, 1997 to 378 associates, some of which are currently on a temporary layoff status. The Company expects to decrease the number of associates laid off as it moves into the second quarter and during which time sales are expected to increase.

As a result of the efforts to reduce inventory, which is anticipated to cause a reduction in margins, the Company does not expect to generate income from operations in 1998, unless a substantial increase in sales occurs. The Company expects to return to profitability in 1999 as a result of the cost reductions put in place for 1998 and its ability to return margins to historical levels.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Pursuant to Emerging Issues Task Force (EITF) Issue No. 97-13, the Company changed its accounting policy in the fourth quarter of 1997, relating to costs of a planned software system conversion. Previously, substantially all direct costs relating to the project were capitalized, including the portion relating to business process reengineering . Under this pronouncement, all future costs for business reengineering must be expensed as incurred and previously capitalized costs as of September 30, 1997 of approximately $125,000, approximately $81,000, net of income tax benefits, were written off as a cumulative adjustment in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had cash and cash equivalents of $45,000 as of December 31, 1997, and $3,000 as of December 31, 1996.

Working capital was $5.0 million as of December 31, 1997, and $6.8 million as of December 31, 1996. The 1997 increase in cash and cash equivalents and decrease in working capital was primarily due to the losses from operations, offset by the long-term financing provided by new term loans to fund the purchase of capital expenditures in 1996 and 1997 which decreased the amounts outstanding on the Company's line of credit. In the first quarter of 1997, the Company refinanced over $900,000 of the 1996 capital expenditures with low-interest loans from the State of South Dakota and the Northeast South Dakota Energy Conservation Corporation. In the third quarter, as explained below, the Company refinanced approximately $2,000,000 of the 1996 and 1997 capital expenditures with a term loan provided by the Company's primary lender.

The net cash used in operating activities and investing activities during 1997 was primarily financed from net borrowings under the Company's line of credit and proceeds from the issuance of long-term debt mentioned above. The net cash used in operating activities is primarily due to net losses incurred in 1997 and the $6.0 million increase in inventory, offset by a $3.0 million decrease in accounts receivable. The net cash used in investing activities is due to capital expenditures and the capitalized costs of the computer conversion.

Accounts receivable were $4,492,000 as of December 31, 1997, and $7,539,000 as of December 31, 1996. The decrease in 1997 was due to decreased sales during the fourth quarter of 1997 as compared to the same period of 1996.

Inventories were $15,423,000 as of December 31, 1997, and $9,556,000 as of December 31, 1996. The increase in 1997 was due to increased raw material and finished goods inventory of Polarfleece(R) and less than expected sales in the fourth quarter of 1997. The Company has introduced a plan under which it expects to reduce its average level of inventory during 1998.

The allowance for doubtful accounts decreased from $382,000 at December 31, 1996 to $326,000 at December 31, 1997. The decline is the result of the resolution of accounts which had associated reserves established against them in 1996 and the decline in sales. The Company estimates the allowance for doubtful accounts based on the best information available to management. Management believes that the allowance is adequate to cover any losses which may occur.

Accounts payable were approximately $1,782,000 as of December 31, 1997 and $2,135,000 as of December 31, 1996. The decrease as of December 31, 1997 as compared to 1996 is primarily related to the reduction of raw material purchases late in the fourth quarter of 1997 as compared to 1996, as the Company reacted to the decline in sales late in the year.

The Company has used and expects to continue using its revolving line of credit to meet its short-term working capital requirements. During the second quarter of 1997, the Company refinanced its credit facility. The Company also amended its credit facility in the third quarter of 1997 and again in the first quarter of 1998. The amended credit facility, which expires in June, 1999 is intended to accommodate the Company's restructuring efforts in 1998, including its sales of inventory at prices lower than historical levels.

The total amount available under the revolving note, which is due on demand, is limited to the lesser of $15,000,000 or a defined borrowing base of eligible trade accounts and income tax receivables, inventory balances, plus outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on eligible receivables, inventory balances, and the additional $1,000,000, provide for monthly interest payments at 1%, 3% and 4%, respectively, above the financial institution's prime rate (effective rates of 9.5%, 11.5% and 12.5%, respectively at December 31, 1997). Advances under the term note, which is due on demand and which requires monthly principal payments of $33,333, provide for monthly interest payments at 1% above the financial institution's prime rate (effective rate of 9.5% at December 31, 1997.) The outstanding balances on the revolving note and the term note were $10,997,734 and $1,800,002 at December 31, 1997. The outstanding balances on the previous revolving note and term note were $6,034,750 and $708,333 at December 31, 1996

For the year ended December 31, 1997, the Company's capital expenditures were $2,019,000. These expenditures include $503,000 to upgrade computer hardware and refinance operating leases existing prior to the upgrade, approximately $306,000 was used to purchase additional manufacturing and transportation equipment, approximately $376,000 was used for the purchase of additional computer network workstation hardware and software and approximately $610,000 was capitalized for internal and external costs incurred in connection with the planned computer system conversion. The remaining $224,000 was primarily used for plant and office space remodeling and expansion and the purchase of additional equipment.

For the year ended December 31, 1996, the Company's capital expenditures were $2,381,000. These expenditures include $1,891,000 to expand manufacturing capacity, upgrade existing buildings and additional production equipment and $399,000 to upgrade the Company's computer system.

The Company expects to spend an aggregate of approximately $200,000 in 1998 to complete the planned computer conversion which is expected to be completed during the second quarter of 1998. During the first quarter of 1998, the Company completed negotiations for the expansion of its facilities in Sisseton, SD, which were to be financed through the issuance of a long-term lease purchase agreement and the exchange of its current facility in Sisseton, SD. At this time, the Company is not committed in any way to go forward with the transaction and has delayed moving forward, pending the nature of the Company's financial situation during the second quarter of 1998. In the event the transaction is completed, it is not expected to have a material effect on the Company's financial statements. The Company does not have any additional plans for material capital expenditures in 1998 as a result of its cost reduction initiatives, as mentioned above.

Upon termination of the officers' stock appreciation program, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. As of December 31, 1997 and 1996, the total outstanding indebtedness was $263,800 and $461,000, respectively. This indebtedness bears interest at 6% per annum and is due on demand.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its working capital, projected capital expenditures and other financing needs for 1998 and the future.

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


ITEM 7A.    QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not Applicable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and schedules relating to the Company are included herein:

Financial Statements:
          Report of Independent Certified Public Accountants.................................................... 31
          Balance Sheets at December 31, 1997 and 1996.......................................................... 32
          Statements of Operations for years ended December 31, 1997, 1996 and 1995............................. 33
          Statements of Changes in Stockholders' Equity for years ended December 31, 1997, 1996 and 1995........ 34
          Statements of Cash Flows for years ended December 31, 1997, 1996 and 1995............................. 35
          Notes to Financial Statements......................................................................... 36

Financial Statement Schedules:
          Schedule II - Valuation and Qualifying Accounts for years ended December 31, 1997, 1996 and 1995 ..... 51


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

            The directors and executive officers of Dakotah are as follows:


Name                       Director Since     Age      Positions With The Company
----                       --------------     ---      --------------------------
George C. Whyte(1)               1980          48      President, Chief Executive Officer and
                                                       Chairman of the Board  of Directors

Gary L. Conradi (1,2,3)          1984          58      Vice Chairman of the Board of
                                                       Directors

James D. Becker(2)               1990          37      Mechanic, Director

Dorothy A. Benson(2)             1986          53      Product Development Specialist,
                                                       Director

Michael G. Grosek(1,3)           1991          42      Director

Troy Jones, Jr. (1)              1994          37      Director

Linda J. Laskowski(2)            1994          48      Director

Leo T. Reynolds(3)               1995          52      Director

Lee A. Schoenbeck(1,2)           1993          39      Secretary, Director

Georgie Olson Harper             --            43      Vice President, Corporate Sales

William R. Retterath             --            36      Chief Operating Officer, Chief
                                                       Financial Officer, Treasurer

Michael G. Morton                --            52      Vice President, Sales and Marketing

-----------------------------------------
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

            GEORGE C. WHYTE is a founder of the Company and has been its Chairman of the Board of Directors since June 1988. Mr. Whyte also served as President from the Company's inception to June 1988 and from April 1991 to the present, and as Chief Executive Officer from June 1988 to January 1995 and from December 1997 to the present. He was elected to the Board of Directors in July 1980.

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

            TROY JONES, JR. was elected to the Board of Directors in August 1994, and served as the Company's Chief Executive Officer from January 1995 to December 1997 and Treasurer from June 1996 to June, 1997. Mr. Jones has been President of Orion Financial Corp. of South Dakota since July 1993. For more than six years prior to that, he was Director of Finance in the South Dakota Governor's Office of Economic Development.

            LINDA J. LASKOWSKI was elected to the Board of Directors in August 1994. Ms. Laskowski has been with U.S. West Communications since 1987, as Vice President and General Manager of Information Provider Market until October 1991, as Chief Executive Officer of CLM Associates (a joint venture between U.S. West Communications and France Telecom) from October 1991 to January 1994, as Vice President - South Dakota from March 1993 to December 1996, and as Vice President of Telephony of Continental Cablevision (which was acquired by U.S. West in 1996) since January 1997.

            LEE A. SCHOENBECK returned to the Board of Directors in December 1993, having previously served on the Board of Directors from July 1985 through July 1991. Mr. Schoenbeck has served as Secretary of the Company since October 1995. Mr. Schoenbeck has been an attorney in Webster, South Dakota since 1984, and currently provides services as outside General Counsel to the Company.

            LEO T. REYNOLDS was elected to the Board of Directors in December 1995. Mr. Reynolds is the President of Electronic Systems, Inc., a electronics manufacturing company.

            GEORGIE OLSON HARPER was named the Company's Vice President, Corporate Sales in March of 1998. From February 1996 to March 1998, she served as the Company's Vice President of National Sales and was its National Sales Manager from April 1991 through January 1996. Ms. Olson Harper, a Company associate since 1975, has worked in various other Company positions including Contract Sales Manager and Customer Service Manager.

            WILLIAM R. RETTERATH has been the Company's Chief Financial Officer since April 1997 and was named its Treasurer in June 1997 and its Chief Operating Officer in December 1997. Prior to joining the Company, he served as the Chief Financial Officer and Treasurer of Juran & Moody, Inc. in St. Paul, Minnesota. He also spent over 4 years with Deloitte and Touche in Minneapolis, Minnesota.

            MICHAEL G. MORTON was named Vice President of Sales and Marketing in March of 1998. Prior to joining the Company, Mr. Morton served as the Vice President of Sales and Marketing for The Manual Woodworkers and Weavers, Inc. and previously served as the President of Crown Home and Gifts, Crown Crafts, Inc.

            Pursuant to the Company's Articles of Incorporation, the Board of Directors is divided into three classes serving staggered three-year terms expiring at each successive annual meeting of stockholders. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified.

CERTAIN FILINGS

            Section 16(a) of the 1934 Act requires the Company's directors, executive officers, and persons who own more than ten percent of the common Stock of the Company to file with the Securities and Exchange Commission ("Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of common shares of the Company. directors, officers, and greater than ten percent shareholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all required reports were filed timely.


ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

            The following table sets forth certain information for the Company's fiscal years ended December 31, 1997, 1996, and 1995 regarding compensation earned by or awarded to the Company's Chief Executive Officer, Chief Operating Officer, and former Chief Executive Officer, the only executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                               ANNUAL COMPENSATION($)
                                                   ----------------------------------------------     LONG-TERM
                                                                                                    COMPENSATION
                                        FISCAL                           OTHER ANNUAL    OPTION       ALL OTHER
   NAME AND PRINCIPAL POSITION           YEAR      SALARY     BONUS(1)   COMPENSATION   AWARDS(#)  COMPENSATION($)
   ---------------------------           ----      ------     --------   ------------   ---------  ---------------
   George C. Whyte
        President, Chief Executive       1997      143,832        -0-          -0-          -0-          -0-
        Officer and Chairman of the      1996      145,000     29,000          -0-      100,000          -0-
        Board                            1995      141,000     58,000          -0-       25,000        1,545(2)

   William R. Retterath (5)
        Chief Financial Officer,
        Chief Operating Officer and
        Treasurer                        1997       90,945        -0-          -0-      100,000       50,000(3)


   Troy Jones, Jr.(4)                    1997          -0-        -0-      152,462          -0-          -0-
        Former Chief Executive           1996          -0-        -0-      150,000      242,745          -0-
        Officer                          1995          -0-        -0-      200,000      100,000          -0-


-----------------------
(1) Cash bonuses have been included as compensation for the year earned, calculated in accordance with the terms of the individual's incentive compensation plan, even though actually paid in the subsequent year.

(2) Consists of the value of the cash contributions to the Company's Profit Sharing Plan allocated to the executive officer .

(3) Consists of compensation in lieu of payment for relocation costs. At December 31, 1997, $25,000 of this amount remained due and payable to Mr. Retterath.

(4) All compensation for Mr. Jones' service to the Company was paid to Orion Financial Corporation of South Dakota ("Orion"). The Company had engaged Orion to provide such services. Mr. Jones is the President and controlling shareholder of Orion.

(5) Mr. Retterath became an executive officer of the Company in April, 1997.

OPTIONS GRANTED DURING FISCAL 1997

            The following table provides information relating to options granted to the Named Executive Officers during the Company's fiscal year ended December 31, 1997:

                                                                   INDIVIDUAL GRANTS
                          --------------------------------------------------------------------------------------------------------
                                                                                                    POTENTIAL REALIZABLE VALUE
                          OPTIONS                                     EXERCISE                   AT ASSUMED ANNUAL RATES OF STOCK
                          GRANTED        PERCENT OF TOTAL OPTIONS      PRICE      EXPIRATION    PRICE APPRECIATION FOR OPTION TERM
NAME                       (#)(1)      GRANTED IN FISCAL YEAR(#/sh)    ($)(2)        DATE          5%($)(3)            10%($)(3)
                          --------------------------------------------------------------------------------------------------------
William R. Retterath (4)  100,000                59.1%                $2.6875      4/07/04          109,021             254,066


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

(4) One-fifth of these options vested at the grant date. The remaining options vest annually over the next four years beginning January 1, 1998.

AGGREGATED OPTION EXERCISES DURING FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

            The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 1997. The Company does not have any outstanding stock appreciation rights.

                                                          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                             SHARES           VALUE       OPTIONS AT FISCAL               IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON      REALIZED    YEAR-END(#)                     FISCAL YEAR-END($)(1)
NAME                         EXERCISE(#)      ($)         EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
                             --------------------------------------------------------------------------------------
George C. Whyte                 -0-             -0-          209,300 / 100,000                  - 0 - / - 0 -
William R. Retterath            -0-             -0-           20,000 / 80,000                   - 0 - / - 0 -


(1) Options are "in-the-money" if the fair market value of the underlying shares at fiscal year end is greater than the exercise price.


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

For 1996 and 1995, cash contributions of $59,000 and $50,000 were made which the Company directed be used to purchase the Company's issued and outstanding Common Stock. No contribution was made to the plan for the year ended December 31, 1997.

DIRECTOR COMPENSATION

Effective January 1, 1995, a new director's compensation plan was approved by the Executive Committee of the Board of Directors which provides that each director who is not employed by the Company will receive $550 per Board or committee meeting attended, will receive $300 for any such meeting held by telephone conference, and will receive an annual retainer of either $1,500 (for executive committee members) or $1,000 (for other outside directors). Each employee director who is not an officer will receive $150 per Board or committee meeting. Travel expenses for directors continue to be reimbursed. Certain Board members have voluntarily elected to temporarily forgo any funds owing under this plan and any future funds earned.

1996 STOCK OPTION PLAN FOR DIRECTORS

The 1996 Stock Option Plan for Directors ("Director Plan") was approved by Board of Directors effective May 9, 1996 and by the shareholders on June 12, 1996. The Director Plan provided that effective upon approval of the Director Plan to the shareholders that each director who is not an officer of the Company would receive an option to purchase 4,000 shares. For purposes of the Director Plan, the director who is also the secretary of the Company is not considered an "officer". A person not currently a member of the Board of Directors will receive an option to purchase 4,000 shares upon his or her initial election as a director. On the date of each subsequent annual meeting of shareholders, each director will receive an additional option to purchase 2,000 shares; provided that such director has received no other option under the Director Plan during the immediately preceding six month period. The exercise price of all options under the Director Plan is equal to the fair market value on the grant date, and each option will be fully vested on the grant date. If an optionee ceases to serve as a director of the Company for any reason other than death, disability or for cause, the option may be exercised subject to the expiration date of the option for three months after such termination. If the director is terminated because of death and disability the option may be exercised for up to one year after such termination. If the director is terminated for cause, all unexercised options shall terminate immediately. The Director Plan authorizes the granting of options to purchase up to 100,000 shares of Common Stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of Common Stock beneficially owned by: (i) each person or entity known by the Company to own 5% or more of the Company's Common Stock; (ii) each director of the Company (iii) named Executive Officer; and (iv) all executive officers and directors as a group. All persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned unless otherwise noted. The number of shares listed is as of March 20, 1998.

                                                        NUMBER OF SHARES       PERCENT OF OUTSTANDING
NAME AND ADDRESS                                       BENEFICIALLY OWNED              SHARES
----------------                                       ------------------              ------
Dakotah Incorporated Employee Profit Sharing Plan
First American Trust, Trustee
One North Park Lane
Webster, South Dakota  57274                                1,438,500                   35.1%

Heartland Advisors, Inc.
790 North Milwaukee Street
Milwaukee, Wisconsin 53202                                    368,000                    9.0%

George C. Whyte(1,2)
One North Park Lane
Webster, South Dakota  57274                                  422,863                   10.1%



Troy Jones, Jr.(3)
One North Park Lane
Webster, South Dakota  57274                                  242,745                    5.9%

James D. Becker(1,4)
One North Park Lane
Webster, South Dakota  57274                                   11,466                     .3%

Dorothy A. Benson(1,5)
One North Park Lane
Webster, South Dakota  57274                                   15,622                     .4%

Gary L. Conradi(6)
205 East Sixth
Sioux Falls, South Dakota  57102                               10,000                     .2%

Michael G. Grosek(7)
PO Box 543
Webster, South Dakota  57274                                    8,750                     .2%

Linda J. Laskowski(8)
One North Park Lane
Webster, South Dakota  57274                                    9,000                     .2%

Leo T. Reynolds(9)
One North Park Lane
Webster, South Dakota  57274                                    6,000                     .1%

Lee A. Schoenbeck(10)
One North Park Lane
Webster, South Dakota  57274                                   29,400                     .7%

William R. Retterath(12)
One North Park Lane
Webster, South Dakota 57274                                    45,000                    1.2%

Georgie Olson Harper(11)
One North Park Lane
Webster, South Dakota  57274                                   64,892                    1.6%

Michael G. Morton (13)
One North Park Lane
Webster, South Dakota 57274                                    20,000                     .5%

All executive officers and directors as a group
(12 persons)(1,2,3,4,5,6,7,8,9,10,11,12,13)                   885,738                   21.63%


----------------------

(1) Includes shares allocated to the person's or group's account in the Employee Profit Sharing Plan.

(2) Includes 229,300 shares issuable upon exercise of outstanding options, 58,998 shares allocated to Mr. Whyte in the Employee Profit Sharing Plan, 2,233 shares owned directly by Mr. Whyte's wife and 25,587 shares allocated to Mr. Whyte's wife in the Employee Profit Sharing Plan.

(3) Includes 242,745 shares issuable upon exercise of an outstanding option.

(4) Includes 6,500 shares issuable upon exercise of an outstanding option, and 4,889 shares allocated to Mr. Becker in the Employee Profit Sharing Plan.

(5) Includes 6,500 shares issuable upon exercise of an outstanding option, and 7,969 shares allocated to Ms. Benson in the Employee Profit Sharing Plan.

(6)      Includes 8,000 shares issuable upon exercise of an outstanding option.

(7)      Includes 8,000 shares issuable upon exercise of an outstanding option.

(8)      Includes 7,000 shares issuable upon exercise of an outstanding option.

(9)      Includes 6,000 shares issuable upon exercise of an outstanding option.

(10) Includes 12,000 shares issuable upon exercise of an outstanding option, 11,000 shares held in Mr. Schoenbeck's IRA and 600 shares held by Mr. Schoenbeck as custodian for his children.

(11) Includes 20,999 shares issuable upon exercise of outstanding options, 39,103 shares allocated to Ms. Harper in the Employee Profit Sharing Plan and 1,000 shares owned directly by Ms. Harper's spouse.

(12) Includes 40,000 shares issuable upon exercise of an outstanding option and 2,000 shares owned in Mr. Retterath's IRA.

(13)     Includes 20,000 shares issuable upon exercise of an outstanding option.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            None.

PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K.

(a)         1.          FINANCIAL STATEMENTS:

            The following financial statements of the Company are included herein as part of this report at Item 8.

            Report of Independent Certified Public Accountants
            Balance Sheets at December 31, 1997 and 1996
            Statements of Operations for years ended December 31, 1997, 1996 and
               1995
            Statements of Changes in Stockholders' Equity for years ended
               December 31, 1997, 1996 and 1995
            Statements of Cash Flows for years ended December 31, 1997, 1996 and
               1995
            Notes to Financial Statements

            2.          FINANCIAL STATEMENTS SCHEDULES:

            The following financial statement schedule of the Company is included herein as part of this report at Item 8.

            Schedule II - Valuation and Qualifying Accounts for the years ended
               December 31, 1997, 1996 and 1995

            3.          LISTING OF EXHIBITS:

               EXHIBITS      DESCRIPTION                                    PAGE
               --------      -----------                                    ----

                    3.1      Articles of Incorporation (Exhibit 3.1)(1)      ---

                    3.2      Bylaws (Exhibit 3.2)(1)                         ---

                    4.2      Form of Representative's Warrant to Purchase
                             Common Stock                                    ---

                    10.1     Amended and Restated Credit and Security
                             Agreement dated August 17, 1995 with Norwest
                             Business Credit, Inc. (Exhibit 10.1)(5)         ---

                    10.2     Promissory Note dated December 31, 1995 with
                             the State of South Dakota Board of Economic
                             Development (Exhibit 10.5)(5)                   ---

                    10.3     Promissory Note, Mortgage and Agreement
                             Relating to Employment dated February 17,
                             1994, between the Company and South Dakota
                             Board of Economic Development (Exhibit
                             10.13)(3)                                       ---

                    10.4     Loan Agreement dated December 2, 1974, among
                             the Small Business Administration, Webster
                             Development Corporation and Tract Handcraft
                             Industries Cooperative (predecessor of the
                             Company) (Exhibit 10.13)(1)                     ---

                    10.5     Loan Agreement dated September 29, 1976,
                             among the Small Business Administration,
                             Webster Development Corporation and Tract
                             Handcraft Industries Cooperative
                             (predecessor of the Company) (Exhibit
                             10.14)(1)                                       ---

                    10.6     Lease Purchase Agreement dated November 26,
                             1974, between Webster Development
                             Corporation and Tract Handcraft Industries
                             Cooperative (predecessor of the Company)
                             (Exhibit 10.15)(1)                              ---

                    10.7     Lease Purchase Agreement dated September 29,
                             1976, between Webster Development
                             Corporation and Tract Handcraft Industries
                             Cooperative (predecessor of the Company)
                             (Exhibit 10.16)(1)                              ---

                    10.8 Lease Purchase Agreement dated June 1, 1977, between Veblen Development Corporation and
                             the Company (Exhibit 10.17)(1)                  ---

                    10.9 Amended and Restated Deferred Compensation Agreement (Phantom Stock) dated May 1, 1993, but effective as of January 1, 1990, between
                             the Company and Terry G. Sampson (Exhibit
                             10.18)(1)(2)                                    ---

                    10.10 Amended and Restated Deferred Compensation Agreement dated May 1, 1993, but effective as of January 1, 1990, between the Company
                             and George C. Whyte, Jr. (Exhibit
                             10.19)(1)(2)                                    ---

                    10.11    Form of Nonqualified Stock Option (Exhibit
                             10.20)(1)                                       ---

                    10.12 Employment Agreement dated January 31, 1994, between the Company and George C. Whyte
                             (Exhibit 10.23)(1)(2)                           ---

                    10.13 Employment Agreement dated January 31, 1994, between the Company and Terry G. Sampson
                             (Exhibit 10.24)(1)(2)                           ---

                    10.14    Description of 1996 Incentive Compensation
                             Plans(2)                                         52

                    10.15    Form of Nonstatutory Option Agreement for
                             Directors (Exhibit 10.1)(4)                     ---

                    10.16    Nonstatutory Option Agreement with George C.
                             Whyte dated effective May 25, 1995 (Exhibit
                             10.2)(2)(3)(4)                                  ---

                    10.17    Nonstatutory Option Agreement with Orion
                             Financial Corporation of South Dakota dated
                             effective January 27, 1995 (Exhibit
                             10.3)(2)(4)                                     ---

                    10.18    Nonstatutory Option Agreement with William
                             Retterath dated effective April 8, 1997          53

                    10.19    Form of Officer and Director Indemnification
                             Agreement (Exhibit 10.26)(1)(2)                 ---

                    10.20    Dakotah, Incorporated Employee Profit
                             Sharing Plan, as amended through March 1995
                             (Exhibit 10.22)(2)(5)                           ---

                    10.21    Dakotah, Incorporated 1995 Stock Option Plan
                             (Exhibit 10.1)(2)(6)                            ---

                    10.22    Dakotah, Incorporated 1996 Stock Option Plan
                             for Directors (Exhibit 10.2)(2)(6)              ---

                    10.23    Dakotah, Incorporated Nonstatutory Option
                             Agreement Under the 1995 Stock Option Plan
                             Between the Company and Orion Financial
                             Corp. dated effective January 1, 1996
                             (Exhibit 10.3)(2)(6)                            ---

                    10.24    Employment Agreement dated January 1, 1997,
                             between the Company and George C.
                             Whyte(2)(9)                                     ---

                    10.25    Credit and Security Agreement dated June 30,
                             1997 with Diversified Business Credit,
                             Inc.(8)                                         ---

                    10.26    First Amendment dated July 7, 1997 to Credit
                             and Security Agreement with Diversified
                             Business Credit, Inc.(8)                        ---

                    10.27    Second Amendment dated March 25, 1998 to
                             Credit and Security Agreement with
                             Diversified Business Credit, Inc.                57

                    23.1     Consent of Grant Thornton LLP                    60

                    24.1     Powers of Attorney (included in Signature
                             Page)                                           ---

                    27.1     Financial Data Schedule                          61

                    27.2     Restated Financial Data Schedule                 62


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

(7) Incorporated herein by reference to the specified exhibit in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(8) Incorporated herein by reference to the specified exhibit in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(9) Incorporated herein by reference to the specified exhibit in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(b) Registrant was not required to file a report on Form 8-K during the fourth quarter ended December 31, 1997.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DAKOTAH, INCORPORATED

Date:  March 27, 1998              /s/ William R. Retterath
                                   ---------------------------------------------
                                   William R. Retterath, Chief Financial Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William R. Retterath, George C. Whyte and Lee A. Schoenbeck, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                            DATE
---------                               -----                                            ----
   /s/ George C. Whyte                  President Chief Executive Officer                March 27, 1998
--------------------------------        and Chairman of the Board of Directors
George C. Whyte

   /s/ William R. Retterath             Chief Operating Officer and Chief Financial      March 27, 1998
--------------------------------        Officer
William R. Retterath

   /s/ Troy Jones, Jr.                  Director                                         March 27, 1998
--------------------------------
Troy Jones, Jr.

   /s/ Leo T. Reynolds                  Director                                         March 27, 1998
--------------------------------
Leo T. Reynolds

   /s/ James D. Becker                  Director                                         March 27, 1998
--------------------------------
James D. Becker

   /s/ Dorothy A. Benson                Director                                         March 27, 1998
--------------------------------
Dorothy A. Benson

   /s/ Gary L. Conradi                  Vice Chairman of Board of Directors,            March 27, 1998
--------------------------------        Director
Gary L. Conradi

   /s/ Michael G. Grosek                Director                                        March 27, 1998
--------------------------------
Michael G. Grosek

   /s/ Linda J. Laskowski               Director                                        March 27, 1998
--------------------------------
Linda J. Laskowski

   /s/ Lee A. Schoenbeck                Secretary, Director                             March 27, 1998
--------------------------------
Lee A. Schoenbeck


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Dakotah, Incorporated

            We have audited the accompanying balance sheets of Dakotah, Incorporated as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakotah, Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

            We have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Minneapolis, Minnesota
February 27, 1998 (except for note E, as to which the date is March 25, 1998)

                              DAKOTAH, INCORPORATED

                                 BALANCE SHEETS

                                                                           December 31,
                                                                    --------------------------
                     ASSETS                                             1997           1996
                                                                    -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                                        $    45,084    $     2,690
   Accounts receivable, less allowance for doubtful accounts
      of $326,000 and $382,000 in 1997 and 1996                       4,491,697      7,538,724
   Inventories                                                       15,423,002      9,555,897
   Income taxes receivable                                              963,000           --
   Prepaid expenses and other                                           449,323        735,929
   Deferred income taxes                                                568,800        496,000
                                                                    -----------    -----------

                     Total current assets                            21,940,906     18,329,240

PROPERTY, PLANT AND EQUIPMENT - NET                                   5,339,357      4,406,520

OTHER ASSETS
   Deferred income taxes                                                179,000        185,000
   Other                                                                  9,200          9,200
                                                                    -----------    -----------

                                                                    $27,468,463    $22,929,960
                                                                    ===========    ===========
                     LIABILITIES AND
                       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term debt                                                  $12,797,736    $ 6,743,083
   Current maturities of long-term obligations                           80,549         46,383
   Current maturities of capital lease obligations
      including $27,117 and $29,541 to related parties
      in 1997 and 1996                                                  197,942        104,313
   Current maturities of note payable to officers                       263,800        332,139
   Outstanding checks in excess of bank balances                        452,784        379,917
   Accounts payable                                                   1,781,996      2,134,845
   Accrued liabilities
      Compensation and related benefits                                 566,165        925,739
      Other                                                             758,343        716,217
   Income taxes payable                                                    --          187,079
                                                                    -----------    -----------

                     Total current liabilities                       16,899,315     11,569,715

LONG-TERM OBLIGATIONS
   Long-term maturities of long-term obligations                      1,211,895        438,140
   Long-term maturities of capital lease obligations
      including $57,069 and $82,563 to related parties
      in 1997 and 1996                                                  601,311        345,283
   Long-term maturities of note payable to officers                        --          129,162

COMMITMENTS                                                                --             --

STOCKHOLDERS' EQUITY
   Common stock, par value $.01, 10,000,000 shares
      authorized; 3,499,755 shares issued and outstanding                34,998         34,998
   Additional contributed capital                                     7,180,855      6,904,156
   Retained earnings                                                  1,540,089      3,508,506
                                                                    -----------    -----------
                                                                      8,755,942     10,447,660
                                                                    -----------    -----------

                                                                    $27,468,463    $22,929,960
                                                                    ===========    ===========

The accompanying notes are an integral part of these statements

                              DAKOTAH, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                                Years ended December 31,
                                                                    ----------------------------------------------
                                                                        1997             1996             1995
                                                                    ------------     ------------     ------------
Net sales                                                           $ 38,711,484     $ 41,559,597     $ 30,884,081
Costs of goods sold                                                   30,168,977       30,599,183       22,485,346
                                                                    ------------     ------------     ------------

            Gross profit                                               8,542,507       10,960,414        8,398,735

Operating expenses
   Selling                                                             5,101,705        5,501,681        4,347,309
   General and administrative                                          5,163,937        3,727,231        3,194,235
                                                                    ------------     ------------     ------------
                                                                      10,265,642        9,228,912        7,541,544
                                                                    ------------     ------------     ------------

            Operating profit (loss)                                   (1,723,135)       1,731,502          857,191

Other income (expense)
   Interest                                                           (1,200,540)        (612,717)        (241,285)
   Gain (loss) on sale of equipment                                       (8,554)         109,700           56,210
   Other                                                                  14,813            3,120           43,923
                                                                    ------------     ------------     ------------
                                                                      (1,194,281)        (499,897)        (141,152)
                                                                    ------------     ------------     ------------

            Earnings (loss) before income taxes and
               cumulative effect of a change in accounting
               principle                                              (2,917,416)       1,231,605          716,039

Income tax expense (benefit)                                          (1,030,400)         404,000          256,000
                                                                    ------------     ------------     ------------

            Earnings (loss) before cumulative effect
               of a change in accounting principle                    (1,887,016)         827,605          460,039

            Cumulative effect of a change in accounting
               principle, net of taxes of $43,446                        (81,401)            --               --
                                                                    ------------     ------------     ------------
            Net earnings (loss)                                     $ (1,968,417)    $    827,605     $    460,039
                                                                    ============     ============     ============

            Earnings (loss) per share before cumulative
            effect of a change in accounting principle
               Basic                                                $       (.54)    $        .24     $        .13
                                                                    ============     ============     ============
               Dilutive                                             $       (.54)    $        .23     $        .13
                                                                    ============     ============     ============
            Cumulative effect of a change in accounting
               principle - basic and dilutive                       $       (.02)    $       --       $       --
                                                                    ============     ============     ============
            Net earnings (loss) per share
               Basic                                                $       (.56)    $        .24     $        .13
                                                                    ============     ============     ============
               Dilutive                                             $       (.56)    $        .23     $        .13
                                                                    ============     ============     ============

Weighted average common and common equivalent shares outstanding
               Basic                                                   3,499,755        3,499,755        3,499,755
                                                                    ============     ============     ============
               Dilutive                                                3,499,755        3,550,128        3,508,561
                                                                    ============     ============     ============

        The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 Common stock              Additional                         Total
                                         ----------------------------     contributed      Retained       stockholders'
                                             Shares         Amount          capital        earnings          equity
                                         ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1994                3,499,755    $     34,998    $  6,804,156    $  2,220,862     $  9,060,016

   Net earnings                                  --              --              --           460,039          460,039
                                         ------------    ------------    ------------    ------------     ------------

Balance at December 31, 1995                3,499,755          34,998       6,804,156       2,680,901        9,520,055

   Compensation to outside consultant            --              --           100,000            --            100,000

   Net earnings                                  --              --              --           827,605          827,605
                                         ------------    ------------    ------------    ------------     ------------

Balance at December 31, 1996                3,499,755          34,998       6,904,156       3,508,506       10,447,660

   Compensation to outside consultant            --              --           276,699            --            276,699

   Net loss                                      --              --              --        (1,968,417)      (1,968,417)
                                         ------------    ------------    ------------    ------------     ------------

Balance at December 31, 1997                3,499,755    $     34,998    $  7,180,855    $  1,540,089     $  8,755,942
                                         ============    ============    ============    ============     ============

The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                                Years ended December 31,
                                                                       -------------------------------------------
                                                                           1997            1996            1995
                                                                       -----------     -----------     -----------
Cash flows from operating activities:
   Net earnings (loss)                                                 $(1,968,417)    $   827,605     $   460,039
   Adjustments to reconcile net earnings (loss) to
      net cash used in operating activities
         Depreciation and amortization                                     807,990         683,166         445,951
         (Gain) loss on sale of equipment                                    8,554        (109,700)        (56,210)
         Loss on asset write-off and change in accounting principle        269,187            --              --
         Deferred income taxes                                             (66,800)        135,000         156,000
         Compensation to outside consultant                                276,699         100,000            --
         Changes in assets and liabilities:
            Accounts receivable                                          3,047,027      (1,173,118)     (1,546,601)
            Inventories                                                 (5,867,105)     (2,191,862)     (1,494,989)
            Prepaid expenses and other                                     286,606        (258,422)       (225,254)
            Accounts payable                                              (352,849)       (118,436)        535,993
            Accrued liabilities                                           (317,448)        574,895         304,341
            Income taxes                                                (1,150,079)        187,079        (290,847)
                                                                       -----------     -----------     -----------

                     Net cash used in operating activities              (5,026,635)     (1,343,793)     (1,711,577)

Cash flows from investing activities:
   Capital expenditures                                                 (1,515,861)     (2,380,711)     (1,060,640)
   Proceeds from sale of equipment                                            --           109,700          56,210
   Other                                                                      --           (82,821)        (59,746)
                                                                       -----------     -----------     -----------

                     Net cash used in investing activities              (1,515,861)     (2,353,832)     (1,064,176)

Cash flows from financing activities:
   Outstanding checks in excess of bank balance                             72,867         379,917            --
   Net borrowings under short-term debt agreements                       6,054,653       3,076,287       3,019,448
   Proceeds from issuance of long-term obligations                         880,000         377,539            --
   Proceeds from borrowing from officers                                    25,000            --              --
   Principal payments on long-term obligations                             (72,079)        (51,289)       (342,049)
   Principal payments on capital lease obligations                        (153,050)        (98,169)           --
   Principal payments on note payable to officers                         (222,501)       (461,300)           --
                                                                       -----------     -----------     -----------

                     Net cash provided by financing activities           6,584,890       3,222,985       2,677,399
                                                                       -----------     -----------     -----------

                     Net increase (decrease) in cash and
                        cash equivalents                                    42,394        (474,640)        (98,354)

Cash and cash equivalents at beginning of year                               2,690         477,330         575,684
                                                                       -----------     -----------     -----------

Cash and cash equivalents at end of year                               $    45,084     $     2,690     $   477,330
                                                                       ===========     ===========     ===========

Supplemental disclosure of noncash investing/financing activity:
   Acquisition of computer hardware and software through capital
      lease arrangements                                               $   502,707     $      --       $   376,838

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                         $ 1,054,473     $   627,039     $   215,146
      Income taxes                                                     $   141,210     $   152,148     $   333,260


The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE A  -  NATURE OF BUSINESS

   Dakotah, Incorporated (the "Company") designs, manufactures and markets textile home fashion furnishings which are both functional and decorative. The Company's principal products are decorative pillows, throws (polyester fleece and cotton), bedding ensembles, and other home accessory products such as footstools, chairpads, and table linens which are manufactured through its manufacturing facilities principally located in South Dakota. The Company sells its products domestically and internationally to a broad range of major retailers, including department stores, specialty retailers, mass merchandisers and mail order houses primarily in the United States. Showrooms for the Company's products which support sales are located across the United States in New York, Atlanta, Denver, Seattle and Chicago.


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of significant accounting policies consistently applied in the preparation of the financial statements follows:

   Cash and Cash Equivalents

   The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents.

   Accounts Receivable

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. The Company maintains allowances for potential credit losses which, when they occur, have approximated the estimates of management.

   Inventories

   Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. During 1997, 1996, and 1995, the Company recorded charges of $1,482,000, $821,000 and $390,000 to cost of goods sold to reduce the value of inventory to market.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   At December 31, 1997, a portion of the Company's inventory exceeded its current needs. Management has introduced a plan under which it expects to reduce this inventory. During the fourth quarter of 1997, the Company recorded a charge of $420,000 to cost of goods sold as its estimate of the loss to be incurred in reducing this inventory. Although management believes this estimate is sufficient, it is reasonably possible that in the near term losses could be significantly different than estimated.

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

   Employee Benefits

   The Company acts as a self-insurer for employee medical and short-term disability income plans. Aggregate and specific stop loss coverages are provided to control overall costs and individual catastrophic claims. Losses and claims are recorded as incurred, based upon actual and estimated losses and claims outstanding.

   Advertising

   The Company expenses advertising costs as incurred. Advertising expense was approximately $379,000, $589,000 and $461,000 during 1997, 1996 and 1995.

   Stock Based Compensation

   The Company's employee stock option plans are accounted for under the intrinsic value method.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   Earnings (Loss) Per Share

   On December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As required, all net earnings
   (loss) per share data in the financial statements have been restated to conform to the provisions of SFAS 128.

   The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average outstanding common shares. The Company's diluted net earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Options to purchase 926,212, 284,300 and 184,300 shares of common stock with a weighted average exercise price of $3.99, $4.99 and $5.13 were outstanding at December 31, 1997, 1996 and 1995, but were not included in the computation of diluted net earnings per share because to do so would have been anti-dilutive.

   Revenue Recognition

   The Company records revenue at the time its products are shipped.

   Change in Accounting Principle

   The Company changed its method of accounting for costs of a planned software system conversion in the fourth quarter of 1997, pursuant to Emerging Issues Task Force (EITF) Issue No. 97-13. Previously, substantially all direct costs relating to the project were capitalized, including the portion related to business process reengineering. Under EITF 97-13, all costs for business reengineering must be expensed as incurred. As a result of this change, the Company wrote off $124,847 ($81,401, net of income tax benefit) of previously capitalized reengineering costs as a cumulative effect of a change in accounting principle in the fourth quarter of 1997.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING PLOICIES  -  Continued

   Recent Accounting Pronouncements

   SFAS 130 "Reporting Comprehensive Income" requires companies to display an amount representing total comprehensive income, as defined by the statement, as part of a company's basic financial statements. Additionally SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" requires a company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. These statements are effective for financial statements for periods beginning after December 15, 1997.

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

   Reclassifications

   Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.


NOTE C  -  INVENTORIES

   The principal classifications of inventory and their corresponding values are summarized as follows at December 31:

                                      1997               1996
                                  -----------         ----------

      Finished goods              $ 6,858,092         $2,165,930
      Work in process                 957,972          1,667,023
      Raw materials                 7,606,938          5,722,944
                                  -----------         ----------

                                  $15,423,002         $9,555,897
                                  ===========         ==========

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE D  -  PROPERTY, PLANT AND EQUIPMENT

   The principal classifications of property, plant and equipment and their corresponding values are summarized below at cost as of December 31:

                                                              1997           1996
                                                           ----------     ----------
      Buildings and improvements                           $2,418,374     $2,334,516
      Leasehold improvements                                  130,046        123,731
      Machinery and equipment                               3,278,933      3,009,792
      Office equipment, furniture and fixtures and other    2,858,139      1,478,163
                                                           ----------     ----------
                                                            8,685,492      6,946,202
      Less accumulated depreciation and amortization        3,382,135      2,575,682
                                                           ----------     ----------
                                                            5,303,357      4,370,520
      Land                                                     36,000         36,000
                                                           ----------     ----------

                                                           $5,339,357     $4,406,520
                                                           ==========     ==========

   Impairment Loss

   During the fourth quarter of 1997, the Company recorded within general and administrative expenses a loss of $144,340 for the write-down of capitalized costs associated with computer software development and system conversion. The Company considers excessive costs over that expected to be incurred to be its primary indicator of the impairment. As such, the carrying value of this asset was written down to its estimated fair value at December 31, 1997. The fair value of this asset was determined based upon certain management estimates and assumptions including, but not limited to, actual capitalized costs incurred compared with the total estimated cost of the software conversion process.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE E  -  NOTES PAYABLE

   Short-Term Debt

   The Company has a credit facility with a financial institution consisting of a revolving note and a term note which terminate in June 1999. The total amount available under the revolving note, which is due on demand, is the lesser of $15,000,000 or a defined borrowing base of eligible receivables and inventory balances, plus outstanding amounts under the term note. Advances under the revolving note, based on eligible receivables and inventory balances, provide for monthly interest payments at 1% and 3% above the financial institution's prime rate (effective rates of 9.5% and 11.5% at December 31, 1997). Advances under the term note, which is due on demand, requires monthly principal payments of $33,333. Monthly interest payments are computed based on 1% above the financial institution's prime rate (effective rate of 9.5% at December 31, 1997). The outstanding balances on the revolving note and term note, which approximated their fair values, were $10,997,734 and $1,800,002 at December 31, 1997. The outstanding balances of $6,034,750 and $708,333 at December 31, 1996 related to notes payable with a bank that were refinanced in 1997.

   In March, 1998, the Company renegotiated certain terms and covenants of its credit facility. As part of that process, the Company obtained an additional $1,000,000 of availability, above the amount of its borrowing base, under the revolving note at the financial institution's prime rate plus 4%. This additional funding is available to the Company through July 31, 1998. The total amount provided for all of the notes, cannot exceed $15,000,000.

   The current credit facility contains affirmative and negative covenants including, among other things, provisions for minimum net earnings, minimum tangible and book net worth requirements, and limitations on capital expenditures. Additionally, the Company may not incur additional borrowings, sell certain assets, acquire other businesses or pay cash dividends without prior written consent. The Company was in compliance with or obtained waivers for all covenants at December 31, 1997. The Company expects to be able to renew or replace all lines of credit with agreements under similar terms as they become due.

   Note Payable to Officer

   The Company has a note payable to an officer of the Company with outstanding balances of $263,800 and $461,301 at December 31, 1997 and 1996. The note bears an interest rate of 6% and is due on demand. The Company recorded interest of approximately $22,000, $27,000 and $42,000 for the years ended December 31, 1997, 1996 and 1995.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE E  -  NOTES PAYABLE  -  Continued

   Long-Term Obligations

   Long-term notes payable consist of the following at December 31:

                                                                                          1997             1996
                                                                                         ------           -----
      Note payable to State of South Dakota - due February 2001, payable in monthly installments of $2,897, including interest at 3% with a balloon payment of $161,215 in February 2001, collateralized by
          certain equipment                                                           $ 243,179        $ 269,260

      Note payable to State of South Dakota - due February 1999, payable in monthly installments of $555, including interest at 3% with a balloon
         payment of $80,309 in February 1999, collateralized by a building               85,171           89,767

      Note payable to State of South Dakota - due February 2002, payable in monthly installments of $4,049, including interest at 3% with a balloon
         payment of $590,373 in February 2002, collateralized by equipment              707,508               -

      Note payable to Northeast South Dakota Conservation Corporation - due
         February 2002, payable in monthly installments of $1,053, including
         interest at 5.75%, collateralized by a second mortgage on a building           146,583               -

      Notes payable to a bank - due January 2003, payable in monthly installments of $1,455, including interest at 0.5% over prime, (effective rate of
          9.0% at December 31, 1997 and 1996), collateralized by certain property        70,190           80,808

      Other                                                                              39,813           44,688
                                                                                     ----------        ---------
                                                                                      1,292,444          484,523
      Less current maturities                                                            80,549           46,383
                                                                                     ----------        ---------

                                                                                     $1,211,895        $ 438,140
                                                                                     ==========        =========

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE E  -  NOTES PAYABLE  -  Continued

   Scheduled principal repayments on the long-term notes payable above are as follows for the years ending December 31:

                         1998                        $   80,549
                         1999                           160,460
                         2000                            82,642
                         2001                           213,622
                   2002 & thereafter                    755,171
                                                     ----------

                                                     $1,292,444
                                                     ==========

   Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the carrying amount of notes payable approximates their fair value.


NOTE F  -  LEASES

   The Company leases certain manufacturing facilities, sales offices and showrooms, as well as communications, computer and office equipment under both capital lease and operating lease arrangements. The facility and showroom leases generally require a base rental fee plus charges for utilities and other costs.

   Capital lease obligations consist of the following at December 31:

                                                                                    1997             1996
                                                                                  --------         --------
      Capital lease obligation to a finance company for lease of equipment, due in November 2000 with monthly payments of $7,814,
          including imputed interest rate of 8.9%                                 $253,980         $337,492

      Capital lease obligations to related parties for lease/purchase agreements for land and buildings, due in varying monthly
         payments, including imputed interest ranging from 7.2% to 9.5%             84,186          112,104

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE F  -  LEASES  -  Continued

                                                                                    1997             1996
                                                                                  --------         --------
      Capital lease obligations to a finance company for two lease agreements of equipment, due in June 2002 with monthly payments of $7,516 and $2,713, including imputed interest rates of
          7.3% and 10.5%                                                          $461,087         $      -
                                                                                  --------         --------
                                                                                   799,253          449,596
      Less current maturities                                                      197,942          104,313
                                                                                  --------         --------

                                                                                  $601,311         $345,283
                                                                                  ========         ========

   Property, plant and equipment includes the following amounts under capital lease:

                                                                December 31,
                                                         -------------------------
                                                            1997            1996
                                                         ---------        --------
      Building and improvements                          $ 386,000        $506,500
      Office equipment, furniture, fixtures and other      879,545         376,838
                                                         ---------        --------
                                                         1,265,545         883,338
      Less accumulated depreciation                        438,687         470,017
                                                         ---------        --------

      Net                                                $ 826,858        $413,321
                                                         =========        ========

   Future minimum lease payments under the above capital and operating lease obligations are as follows for the years ending December 31:

                                                           Operating       Capital
                                                           ---------       -------
      1998                                               $  500,686        $257,227
      1999                                                  411,995         251,552
      2000                                                  346,169         230,163
      2001                                                  282,690         135,706
      2002                                                  187,728          61,374
      Thereafter                                             16,432             -
                                                         ----------        --------
      Total minimum payments                             $1,745,700         936,022
                                                         ==========
      Imputed interest                                                      136,769
                                                                           --------
      Present value of minimum payments                                    $799,253
                                                                           ========

   The Company recorded interest for related party capital lease obligations of approximately $6,000, $11,000 and $14,000 during the years ended December 31, 1997, 1996 and 1995.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE F  -  LEASES  -  Continued

   Total rent expense for all operating leases was approximately $657,000, $555,000 and $438,000 for the years ended December 31, 1997, 1996 and 1995.


NOTE G  -  COMMITMENTS

   The Company has entered into various licensing arrangements which require royalty payments ranging from 2% to 12% of net sales of each product. Certain license agreements also require guaranteed minimum royalties, which can be reduced through royalty payments on net sales. At December 31, 1997, guaranteed future minimum royalty payments totaled approximately $125,000. Royalty expense was approximately $225,000, $364,000 and $245,000 in 1997, 1996 and 1995.


NOTE H  -  EMPLOYEE PROFIT SHARING PLAN

   The Company maintains a profit sharing plan ("Plan") for the benefit of essentially all employees who are not covered by a collective bargaining agreement and who have completed one year of service as defined in the Plan. Contributions to the Plan are determined by the Company's Board of Directors at its discretion, but are limited to maximum permissible amounts as defined in the Plan. Contributions to the Plan may be made in the form of shares of the Company's common stock or cash. The Company administers the Plan.

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

   At December 31, 1997 and 1996, the Plan held 1,514,284 and 1,669,969 shares of the Company's common stock. There were no Company contributions in 1997. Company contributions to the Plan were $59,000 and $50,000 for 1996 and 1995.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE I  -  STOCKHOLDERS' EQUITY

   Stock Options and Warrants

   The Company has stock option plans for the benefit of selected officers, employees, directors and outside consultants of the Company. A total of 900,000 shares of common stock are reserved for issuance under the plans and an additional 367,300 shares were reserved for issuance of options granted prior to the adoption of the plans. Options under the Company's plans are generally granted at fair market value and expire between five and seven years from the grant date.

   A summary of all of the Company's stock option transactions for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                        1997                     1996                       1995
                                               --------------------     ---------------------      ---------------------
                                                           Weighted                  Weighted                   Weighted
                                                           average                   average                    average
                                                           exercise                  exercise                   exercise
                                               Shares       price       Shares        price        Shares        price
                                               ------      --------     ------       --------      ------       --------
      Outstanding at beginning of year         758,045      $4.27       367,300       $4.41        306,450       $4.97
      Granted                                  169,167       2.78       390,745        4.15        163,000        3.69
      Forfeited                                 (1,000)      2.88           -           -         (102,150)       4.97
                                               -------                  -------                   --------
      Outstanding at end of year               926,212      $3.99       758,045       $4.27        367,300       $4.41
                                               =======                  =======                   ========

      Options exercisable at end of year       512,880      $4.25       354,300       $4.49        317,300       $4.54
                                               =======                  =======                   ========

      Weighted average fair value of
         options granted to employees and
         directors during the year                          $1.63                     $2.07                      $1.34

      Weighted average exercise price of
         options granted to employees and
         directors during the year                          $2.78                     $4.59                      $3.61

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE I  -  STOCKHOLDERS' EQUITY  -  Continued

   The following information applies to all stock options that are outstanding at December 31, 1997:

                                              Options outstanding              Options exercisable
                                         -----------------------------      ------------------------
                                             Weighted         Weighted                      Weighted
                                            average           average                       average
       Range of           Number            remaining         exercise        Number        exercise
    exercise prices     outstanding      contractual life      price        exercisable      price
    ---------------     -----------      ----------------      -----        -----------      -----
      $2.56 - $3.75       351,167            4 years            $3.21         195,665         $3.47
      $3.88 - $5.13       575,045            3 years            $4.46         317,215         $4.70
                          -------                                             -------

                          926,212                                             512,880
                          =======                                             =======

   In prior years, the Company issued a warrant to purchase 100,000 shares of common stock which is exercisable until March 1999 at $7.17 per share.

   In January 1996, the Company granted options to purchase 242,745 shares of common stock at $3.875 per share to a consultant. The market value was $4.25 per share when the options were approved. The options vest over three years and have a term of five years; 80,915 of the options were exercisable at December 31, 1997. In December 1997, the consultant's services were terminated. Compensation expense of $276,699 and $100,000 was recorded in 1997 and 1996, respectively.

   The fair value of each option grant to employees and directors was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in the years ended December 31:

                                              1997        1996         1995
                                              ----        ----         ----

      Dividend yield                          zero        zero         zero
      Expected volatility                       48%         30%          30%
      Risk free interest rate                 6.80%       6.40%        5.98%
      Expected lives; in years                6.50        6.62         5.00

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE I  -  STOCKHOLDERS' EQUITY  -  Continued

   The Company's pro forma net earnings (loss) and net earnings (loss) per share for 1997, 1996 and 1995, had the fair value method been used for options granted to employees and directors, are set forth below. These effects may not be representative of the future effects of applying this method.

                                                 1997                             1996                        1995
                                      ----------------------------     ------------------------     ----------------------
                                          As              Pro             As             Pro           As           Pro
                                       reported          forma         reported         forma       reported       forma
                                      ------------    ------------     --------        --------     --------      --------
      Net earnings (loss)             $(1,968,417)    $(2,060,909)     $827,605        $777,605     $460,039      $424,039

      Net earnings (loss) per share
         Basic                              $(.56)          $(.59)         $.24            $.22         $.13          $.12
         Dilutive                           $(.56)          $(.59)         $.23            $.22         $.13          $.12


NOTE J  -  INCOME TAXES

   Income tax expense (benefit) consists of the following for the years ended December 31:

                               1997              1996            1995
                           -----------         --------        --------

      Current              $  (963,600)        $269,000        $100,000
      Deferred                 (66,800)         135,000         156,000
                           -----------         --------        --------

                           $(1,030,400)        $404,000        $256,000
                           ===========         ========        ========

   Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expense items for tax and financial statement reporting purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                       1997              1996
                                                     --------          --------
      Current
         Accounts receivable allowance               $115,000          $135,000
         Inventory write-down                         235,800           104,000
         Accrued compensation and related accruals    105,000            94,000
         Accrued expenses                              15,000           117,000
         Charitable contributions carryforward         66,000            46,000
         Other                                         32,000                -
                                                     --------          --------

                                                     $568,800          $496,000
                                                     ========          ========

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE J  -  INCOME TAXES  -  Continued

                                           1997                       1996
                                         --------                   --------
      Long-term
         Notes payable                   $ 93,000                   $163,000
         Other                             86,000                     22,000
                                         --------                   --------

                                         $179,000                   $185,000
                                         ========                   ========

   The Company has recorded deferred tax assets of $747,800 at December 31, 1997, reflecting the benefit of future tax deductions. Realization of these assets is dependent upon the Company generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

   The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31:

                                                1997         1996        1995
                                                ----         ----        ----

      Statutory income tax rate                (34.0)%       34.0%       34.0%
      State taxes                               (1.3)         1.4         1.3
      Charitable contribution of inventory      (0.2)        (2.6)          -
      Targeted jobs program tax credits         (0.1)        (0.2)       (0.9)
      Other                                      0.3          0.2         1.4
                                               -----         ----        ----

                                               (35.3)%       32.8%       35.8%
                                               =====         ====        ====


NOTE K  -  CONCENTRATIONS

   The Company had sales to two customers representing 18% and 11% of net sales for the year ended December 31, 1997. The Company had sales to a different customer representing 15% of net sales for the year ended December 31, 1996.

                              DAKOTAH, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE K  -  CONCENTRATIONS  -  Continued

   The Company licenses certain trademarks and tradenames and purchases a significant portion of its raw material requirements for its fleece products from a major supplier. Fleece product sales accounted for approximately 42% and 47% of the Company's net sales for 1997 and 1996. Substantially all fleece raw material used to manufacture fleece products is required to be purchased from this supplier. If the supply from the major supplier was interrupted, the Company believes there are alternative sources that could supply fleece raw material. The use of a substitute fleece would require the use of a trademark other than trademarks from the major supplier.


NOTE L  -  FOURTH QUARTER ADJUSTMENTS

   During the fourth quarter of 1997, the Company recorded a charge of $420,000 to cost of goods sold to reduce the value of inventory to market (see note
   B). The Company also recorded $483,000 of additional operating expenses during the fourth quarter that included $144,000 for the write-down of computer software costs (see note D), $138,000 to record the remainder of compensation expense in connection with a former consultant's stock options (see note I) and various other expenses totaling $201,000. The Company recorded an income tax benefit of $316,000 related to all of these amounts. The Company recorded a charge of $81,401, net of an income tax benefit of $43,446, during the fourth quarter of 1997, in connection with the cumulative effect of a change in accounting principle (see note B). The net effect of these fourth quarter adjustments was a $668,000 increase to the net loss for the year ended December 31, 1997.

                              DAKOTAH, INCORPORATED

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1997


               Column A                 Column B                Column C                Column D         Column E
               --------                 --------                --------                --------         --------
                                       Balance at      Charged to      Charged to                         Balance
                                      beginning of     costs and         other                            at end
             Description                period         expenses         accounts       Deductions        of period
             -----------                ------         --------         --------       ----------        ---------
Allowance for doubtful accounts:

   Year ended December 31, 1995        $110,000         $230,000           $ -         $16,000 (a)       $324,000

   Year ended December 31, 1996         324,000           85,000             -          27,000 (a)        382,000

   Year ended December 31, 1997         382,000          115,000             -         171,000 (a)        326,000


(a)  Write-offs, less recoveries.