Form 10-Q
period 1998-03-31
DAKOTAH INC
filed 1998-05-15
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

           Common stock, $.01 par value, 3,499,755 shares outstanding as of May 10, 1998.

                              DAKOTAH, INCORPORATED

                                      INDEX


PART I.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements

                           Balance Sheets (Unaudited):
                                    March 31, 1998 and December 31,1997

                           Statements of Operations (Unaudited):
                                    Three month periods ended
                                    March 31, 1998, and March 31, 1997

                           Statements of Cash Flows (Unaudited):
                                    Three month periods ended
                                    March 31, 1998, and March 31, 1997

                           Notes to Financial Statements:
                                    March 31, 1998

Item 2.                    Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations


PART II.                   OTHER INFORMATION

                           Items 1 through 5 have been omitted since items are inapplicable or answer is negative

Item 6.                    Exhibits and Reports on Form 8-K

         (a.)     Exhibit Number:           Description:

                  10.28 Employment Agreement dated effective April 8, 1997 between the Company and William R. Retterath

                  27.1                      Financial Data Schedule

         (b.)     Reports on Form 8-K       None

ITEM 1: Financial Statements

                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS

                                   (Unaudited)
                                                                                             March 31,      December 31,
ASSETS                                                                                            1998              1997
                                                                                          ------------      ------------
CURRENT ASSETS
     Cash and cash equivalents                                                            $      9,300      $     45,084
     Accounts receivable less allowance
         for doubtful accounts of $370,094
         in 1998 and $326,000 in 1997                                                        3,040,563         4,491,697
     Inventories                                                                            13,619,599        15,423,002
     Income taxes receivable                                                                   963,000           963,000
     Prepaid expenses                                                                          458,063           449,323
     Deferred income taxes                                                                     848,800           568,800
                                                                                          ------------      ------------
              Total current assets                                                          18,939,325        21,940,906

PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land                                                                                       36,000            36,000
     Buildings and improvements                                                              2,418,374         2,418,374
     Leasehold improvements                                                                    130,046           130,046
     Machinery and equipment                                                                 3,284,979         3,278,933
     Office equipment, furniture and fixtures and other                                      3,125,276         2,858,139
                                                                                          ------------      ------------
                                                                                             8,994,675         8,721,492
     Less accumulated depreciation & amortization                                            3,617,306         3,382,135
                                                                                          ------------      ------------
                                                                                             5,377,369         5,339,357
OTHER ASSETS
     Deferred income taxes                                                                     179,000           179,000
     Other                                                                                       9,200             9,200
                                                                                          ------------      ------------
                                                                                               188,200           188,200
                                                                                          ------------      ------------

                                                                                          $ 24,504,894      $ 27,468,463
                                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Outstanding checks in excess of bank balances                                        $    704,611      $    452,784
     Short-term debt                                                                        11,961,938        12,797,736
     Current maturities of long-term obligations                                                81,324            80,549
     Current maturities of capital lease obligations, including
         $25,460 and $27,117 to related parties in 1997 and 1996                               234,025           197,942
     Current maturities of note payable to officer                                             263,800           263,800
     Accounts payable                                                                        1,066,305         1,781,996
     Accrued liabilities
         Compensation and related benefits                                                     532,320           566,165
         Other                                                                                 777,712           758,343
                                                                                          ------------      ------------
              Total current liabilities                                                     15,622,035        16,899,315

LONG-TERM LIABILITIES
     Long-term portion of long-term obligations                                              1,191,267         1,211,895
     Long-term portion of capital lease obligations, including                                    --
         $50,537 and $57,069 to relates parties in 1998 and 1997                               691,213           601,311

STOCKHOLDERS' EQUITY
     Common stock, par value $.01; 10,000,000 shares authorized;
         issued & outstanding shares 3,499,755                                                  34,998            34,998
     Additional contributed capital                                                          7,180,855         7,180,855
     Retained earnings (accumulated deficit)                                                  (215,474)        1,540,089
                                                                                          ------------      ------------
                                                                                             7,000,379         8,755,942
                                                                                          ------------      ------------
                                                                                          $ 24,504,894      $ 27,468,463
                                                                                          ============      ============


The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the three months ended March 31,
                                                   1998             1997
                                               -----------      -----------
Net sales                                      $ 4,876,098      $ 6,681,849
Cost of goods sold                               4,596,849        4,957,173
                                               -----------      -----------
         Gross profit                              279,249        1,724,676


Operating expenses
     Selling                                       906,223        1,183,278
     General and administrative                  1,023,811          969,153
                                               -----------      -----------
                                                 1,930,034        2,152,431
                                               -----------      -----------
         Operating loss                         (1,650,785)        (427,755)


Other income (expense)
     Interest expense                             (364,757)        (143,497)
     Other                                         (20,021)            --
                                               -----------      -----------
                                                  (384,778)        (143,497)


Loss before income taxes                        (2,035,563)        (571,252)

Income tax benefit                                (280,000)        (180,000)
                                               -----------      -----------
         NET LOSS                              $(1,755,563)     $  (391,252)
                                               ===========      ===========



Net loss per share - basic and dilutive        $     (0.50)     $     (0.11)
                                               ===========      ===========


Weighted average common shares outstanding

     Basic                                       3,499,755        3,499,755
                                               ===========      ===========

     Dilutive                                    3,499,755        3,499,755
                                               ===========      ===========


The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the three months ended March 31,
                                                                         1998             1997
                                                                      -----------      -----------
Cash flows from operating activities:
    Net loss                                                          $(1,755,563)     $  (391,252)
    Adjustments to reconcile net loss to net
        cash provided by operating activities
            Depreciation and amortization                                 235,171          165,746
            Compensation to outside consultant                               --             25,000
            Deferred income taxes                                        (280,000)            --
            Changes in assets and liabilities:
                    Accounts receivable                                 1,451,134        2,942,936
                    Inventories                                         1,803,403       (4,461,927)
                    Prepaid expenses                                       (8,740)         (13,818)
                    Accounts payable                                     (715,691)       2,865,917
                    Accrued liabilities                                   (14,476)        (198,355)
                    Income taxes                                             --           (302,067)
                                                                      -----------      -----------
        Total adjustments                                               2,470,801        1,023,432
                                                                      -----------      -----------
        Net cash provided by operating activities                         715,238          632,180


Cash flows from investing activities:
    Capital expenditures                                                  (91,945)        (282,776)
    Other                                                                    --           (116,107)
                                                                      -----------      -----------
        Net cash used in investing activities                             (91,945)        (398,883)


Cash flows from financing activities:
    Outstanding checks in excess of bank balance                          251,827          735,741
    Net payments under short-term debt agreements                        (835,798)      (1,609,644)
    Proceeds from issuance of long-term obligations                          --            880,000
    Principal payments on long-term obligations                           (19,853)         (15,062)
    Principal payments on capital lease obligations                       (55,253)         (21,290)
    Principal payments on note payable to officer                            --           (197,501)
                                                                      -----------      -----------
        Net cash used in financing activities                            (659,077)        (227,756)
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents                      (35,784)           5,541

Cash and cash equivalents at beginning of period                           45,084            2,690
                                                                      -----------      -----------
Cash and cash equivalents at end of period                            $     9,300      $     8,231
                                                                      ===========      ===========


Supplemental disclosure of non-cash investing/financing activity:
    Acquisitions of property, plant and equipment through
        capital lease arrangements                                    $   181,328             --

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                      $   366,055      $   127,415
        Income taxes                                                         --            120,000


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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company as of March 31, 1998, the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These results are not necessarily indicative of results which may be expected for the year as a whole.

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


NOTE B:  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                            March 31, 1998  December 31, 1997
                              -----------     -----------
         Raw Materials        $ 7,253,268     $ 7,606,938
         Work In Progress         758,739         957,972
         Finished Goods         5,607,592       6,858,092
                              -----------     -----------
                              $13,619,599     $15,423,002
                              ===========     ===========


NOTE C:  RECLASSIFICATIONS

   Certain amounts from the 1997 financial statements have been reclassified to conform to the 1998 presentation.

NOTE D:  SHORT-TERM DEBT

   The Company has a credit facility with a financial institution consisting of a revolving note and a term note which terminate in June 1999. The total amount available under the revolving note, which is due on demand, is the lesser of $15,000,000 or a defined borrowing base of eligible receivables, and inventory balances, plus outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on eligible receivables, inventory balances and the additional $1,000,000 provide for monthly interest payments at 1%, 3% and 4% above the financial institution's prime rate (effective rates of 9.5%, 11.5% and 12.5% at March 31, 1998). Advances under the term note, which is due on demand, requires monthly principal payments of $33,333. Monthly interest payments are computed based on 1% above the financial institution's prime rate (effective rate of 9.5% at March 31, 1998). The outstanding balances on the revolving note and term note were $10,261,935 and $1,700,003 at March 31, 1998 and $10,997,734 and $1,800,002
   at December 31, 1997.

   In March, 1998, the Company renegotiated certain terms and covenants of its credit facility. As part of that process, the Company obtained the additional $1,000,000 of availability, above the amount of its borrowing base, under the revolving note at the financial institution's prime rate plus 4%. This additional funding is available to the Company through July 31, 1998. The total amount provided for all of the notes, cannot exceed $15,000,000.

   The current credit facility contains affirmative and negative covenants including, among other things, provisions for minimum net earnings, minimum tangible and book net worth requirements, and limitations on capital expenditures. Additionally, the Company may not incur additional borrowings, sell certain assets, acquire other businesses or pay cash dividends without prior written consent. The Company was in compliance with or obtained waivers for all covenants through May 31, 1998.

   While the Company had anticipated a decline in sales and gross margin for the first half of 1998, the extent of those declines in the later part of the first quarter and continuing into the second quarter has significantly exceeded what was anticipated by management. As a result of the declining margins and sales in the first and second quarter of 1998, the Company has determined that additional funds, in the form of debt or equity, are required to continue operations into the fall of 1998, as its current cash flows generated from operations and funds available as a result of its borrowing capacity are insufficient to meet its working capital, projected capital expenditures and other financing needs for 1998 and the future. In conjunction with these needs, the Company has hired a consultant to assist in obtaining this financing. The ability to obtain such financing is dependent upon an increase in sales. Although management believes that this funding can be obtained, there is no assurance the Company will receive such financing.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Dakotah(R) Inc. (the "Company") designs, manufactures and markets textile home fashion furnishings which are both functional and decorative. Its principal products are decorative pillows, throws (polyester fleece and cotton), blankets, bedroom ensembles and other home accessory products such as footstools, chair pads and table linens. The Company's objective has been to build a strong brand image associated with fashionable styling and high quality products. It markets its products (primarily under the Dakotah(R) and Polarfleece(R) names and various licensed names) tO a broad range of major retailers, including department stores, specialty retailers, mass merchandisers and mail order houses, both domestic and international. Showrooms for the Company's products, which support sales are located across the country in New York, Atlanta, Chicago, Denver and Seattle.


RESULTS OF OPERATIONS:

The following table sets forth selected financial information and the percentage relationship to net sales of certain items in the Company's statements of operations for the three months ended March 31, 1998 and 1997.

                                 Percentage of Net Sales                   Selected Financial Data
                                 for the three month period                for the three months
                                 ending March 31,                          ended March 31, (000's)
                                       1998           1997                   1998       1997
                                 -----------------------------             -----------------
Net Sales                             100.0%         100.0%                 4,876      6,682
Gross Profit                            5.7           25.8                    279      1,725
Selling Expenses                       18.6           17.7                    906      1,183
General & Administrative               21.0           14.5                  1,024        969
Operating Loss                        (33.9)          (6.4)                (1,651)      (427)
Interest and Other Expense              7.9            2.1                    385        143
Loss Before Income Taxes              (41.7)          (8.5)                (2,036)      (571)
Net Loss                              (36.0)          (5.9)                (1,756)      (391)


NET SALES decreased $1,806,000 to $4,876,000 for the three months ended March 31, 1998 from $6,682,000 in the same period of 1997. The decrease in net sales in the first three months of 1998, as compared to the first three months of 1997, is due primarily to the heavy discounting the Company has undertaken to liquidate inventory, the overall decline in orders for the first half of the year due to excess inventories of customers, and dissatisfaction of certain customers resulting from inadequate delivery performance primarily related to the poor performance of certain suppliers of the Company.

Sales of Polarfleece(R) throws and pillows declined dramatically in the first quarter of 1998 as compared to the first quarter of 1997. The decline in sales of Polarfleece throws resulted from the excessive inventory buildup of customers in the last quarter of 1997, due to the warm weather. The decline in pillow sales has continued due to the Company's past emphasis on Polarfleece(R). The company has restructured its pillow pricing and introduced a new line of pillows, which it expects to offset part or all of this decline. The decline in these product categories was partially offset by a slight increase in blankets and bedding and accessories.

During the first quarter of 1998, sales discounts amounted to approximately $483,000 as compared to $85,000 in the first quarter of 1997. This increase has been offset by a decline in sales returns which decreased approximately $124,000 in the first quarter of 1998 from the first quarter of 1997.

In order to diminish the Company's dependence on retailers and the associated risks of returns, markdowns, inappropriate charge backs and other issues, the Company is developing the institutional and the gift and specialty markets, and is reorganizing its international marketing efforts. It is currently working to substantially increase its sales force in the gift and specialty markets and expects to see the results of its efforts to show late in the third quarter and into the fourth quarter of 1998. In addition, the Company believes it has taken and is continuing to take the necessary steps to reestablish its pillow sales. As a result of these factors, the Company does not expect sales to continue to decline at this rate for the remainder of 1998.

GROSS PROFIT MARGINS decreased from 25.8% in the first three months of 1997 to 5.7% for the same period of 1998. The decline in gross margins is due to (1) the heavy discounting of inventory mentioned above, (2) the increase in sales of closeouts which increased in the first quarter of 1998 over the same period of 1997, (3) the charge to cost of goods sold of approximately $206,000 of manufacturing overhead relating to volume variances and (4) an increase in direct labor wage rates. These negative effects were partially offset by positive impacts resulting from (1) an increase in direct labor efficiencies to 77% in the first quarter of 1998 as compared to 60% in the first quarter of 1997, and (2) an overall decline in manufacturing overhead spending, which decreased from $1,777,000 in the first quarter of 1997 to $1,157,000 in the first quarter of 1998. These positive impacts had the effect of reducing manufacturing variances from the levels incurred in previous years and would have been capitalized in inventory or expensed through costs of goods sold. The improvements are the result of efforts the Company has made in restructuring during the end of the fourth quarter of 1997 and the first quarter of 1998.

The Company expects gross margins to increase as sales increase over the remainder of 1998 and as a result of its declining levels of excess inventories. In addition, the Company plans on overall spending in manufacturing overhead to decline significantly in

1998 as compared to 1997 and for direct labor efficiencies to continue to rise. Finally, in its efforts to gain control over inventory writedowns, which have risen dramatically over the past three years, the Company is in the process of substantially reducing its number of product offerings where the rates of sale do not support the product. This will have the impact of reducing fabric requirements and excess inventories.

SELLING EXPENSES declined from $1,183,000 in the first three months of 1997 to $906,000 in the first three months of 1998. This decrease of $277,000 is primarily the net result of (1) a decline of $32,000 in travel expenses, (2) a decline in commission expense of approximately $214,000, which also declined to 3.3% of sales in the first quarter of 1998 as compared to 5.6% of sales in the first quarter of 1997, (3) a decline of $15,000 for participation in trade shows as the Company eliminated participation in shows, (4) a $20,000 decline in showroom decorating and supplies and (5) a decline of approximately $122,000 in advertising costs. These decreases were partially offset by an increase in recruiting costs of approximately $87,000 relating to the hiring of a new Vice President of Sales and Marketing, as well as an increase in wages for sales staff offset by a decline in commissions as a percent of sales due to certain changes in sales compensation programs, as mentioned above.

As a percentage of net sales, selling expenses increased from 17.7% in the first three months of 1997 to 18.6% in the first three months of 1998 as a result of the lower sales and the factors mentioned above.

GENERAL AND ADMINISTRATIVE EXPENSES increased from $969,000 in the first three months of 1997 to $1,024,000 during the same period in 1998. The increase is primarily due to the addition of a Chief Financial Officer in the second quarter and the addition of a Controller in the fourth quarter of 1997 and an increase of approximately $60,000 in depreciation costs on computer equipment purchased in 1997, offset by (1) a decline in administrative and clerical support costs ,
(2) decreased office and computer supplies expenses of $31,000, and (3) decreased professional fees of approximately $28,000 relating to reduced legal costs and compensation paid to the Company's former Chief Executive Officer .

As a percentage of net sales, general and administrative expenses increased from 14.5% in the first three months of 1997 to 21.0% in the first three months of 1998 as a result of the above mentioned changes and lower sales levels.

The Company has instituted a plan to reduce general and administrative expenses by more than $1,500,000 from 1997 annual levels. During the last month of 1997 and continuing into the first quarter of 1998 the Company began reducing costs and through the first quarter of 1998 had reduced the majority of the monthly expenses which had increased in 1997. Significant reductions, as compared to 1997, are expected for the rest of 1998.

INTEREST EXPENSE increased from $143,000 in the first three months of 1997 to $365,000 in the first three months of 1998. This increase was the result of higher average borrowings to finance the higher levels of inventory carried into 1998 as compared to 1997, and to finance losses and capital expenditures occurring in 1997 and into 1998.

The EFFECTIVE INCOME TAX RATE was 13.8% for the first three months of 1998, as compared to 31.5% for the first three months of 1997. This decline in the benefit resulted from the recording of a valuation allowance which offsets the deferred tax asset created by the net operating loss carryforward. In addition, the Company has deferred tax assets of approximately $748,000. Realization of these assets is dependent on the Company's return to profitability, which is expected to occur in 1999. Realization of these tax benefits is dependent on margins returning to pre-1997 levels and management's efforts at cost reductions. The Company believes that it is more likely than not that it will recover these deferred tax assets in the future.

RESTRUCTURING PLANS - During the first quarter of 1998, the Company presented an annual budget for 1998 which called for, among other items (1) a reduction of general and administrative expenses of approximately $1,500,000, (2) a reduction of manufacturing overhead expenses of approximately $2,000,000 and (3) a substantial reduction in capital expenditures. The Company is also working diligently to improve systems and controls over inventory, including improvements in purchasing, forecasting, disposition of slow moving products and pricing controls. It is expected that the changes in inventory will substantially reduce inventory writedowns in 1999 and future years which have grown from less than $400,000 in 1995 to almost $1,500,000 in 1997. Part of this process includes the restructuring of the Company's current line of products, which it believes will not only improve the line offered, but will also allow the Company to more aggressively pursue other markets. In addition, the process will be facilitated by the implementation of new computer systems, which are expected to be implemented at the end of May, 1998. These new systems should position the Company to capitalize on additional cost reduction measures throughout the organization.

The ability of the Company to succeed with its plans is dependent on an increase in sales, which management believes can occur. The Company's plan primarily focuses on development of the gift, specialty and institutional markets. In the gift and specialty markets, it is currently in the process of increasing the sales staff. During the first quarter of 1998, the Company also announced the hiring of Michael Morton as its Vice President of Sales and Marketing. Mr. Morton is experienced in growing sales in these types of markets.

Finally, one of the key factors in the Company's plans is the improvement of deliveries to customers. As mentioned above, a primary cause of this has been poor performance by certain suppliers. As part of the efforts to improve this performance, the Company will be working with its key suppliers to improve this performance.

While the Company had anticipated a decline in sales and gross margin for the first half of 1998, the extent of those declines in the later part of the first quarter and continuing into the second quarter has significantly exceeded what was anticipated by management. As a result of the declining margins and sales in the first and second quarter of 1998, the Company has determined that additional funds, in the form of debt or equity, are required to continue operations into the fall of 1998, as its current cash flows generated from operations and funds available as a result of its borrowing capacity are insufficient to meet its working capital, projected capital expenditures and other financing needs for 1998 and the future. In conjunction with these needs, the Company has hired a consultant to assist in obtaining this financing. The ability to obtain such financing is dependent upon an increase in sales. Although management believes that this funding can be obtained, there is no assurance the Company will receive such financing.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $3.3 million as of March 31, 1998 and $5.0 million as of December 31, 1997.

The net cash provided by operating activities during the first quarter of 1998 was primarily used to repay borrowings under the revolving note, make principal and interest payments on term debt obligations and acquire property and equipment.

Accounts receivable were approximately $3,041,000 as of March 31, 1998 and $4,492,000 as of December 31, 1997. The decrease in the first three months of 1998 was due to lower sales for the first quarter of 1998 as compared to the fourth quarter of 1997.

The allowance for doubtful accounts increased from $326,000 at December 31, 1997 to $370,000 at March 31, 1998. The Company estimates the allowance for doubtful accounts based on the best information available to management. Additionally, a customer with which the Company has an outstanding balance of $118,000, went into bankruptcy during the first quarter of 1998. Bankruptcy proceedings have not yet been concluded, however the Company estimates that it will recover approximately 46% of the amounts owed. Management believes that the allowance is adequate to cover this and any additional losses which may occur.

Inventories were approximately $13,620,000 as of March 31, 1998 and $15,423,000 as of December 31, 1997. The decrease of $1.8 million from December 31, 1997 to March 31, 1998 is primarily related to decreases of finished goods and raw materials of Polarfleece(R) products as well as decreased pillow inventories. The decreases were the results of the Company's efforts to reduce inventory levels. However, due to continued slow sales during the quarter, the reduction was not as significant as the Company had expected. The trend of decreasing inventory levels is expected to continue into the second quarter of 1998.

Accounts payable were approximately $1,066,000 as of March 31, 1998 and $1,782,000 as of December 31, 1997. The decrease as of March 31, 1998 as compared to year end 1997 is primarily related to reduced raw materials purchases in the first quarter of 1998 compared to the fourth quarter of 1997. The reduction in purchasing is the result of the Company's efforts to reduce inventories, coupled with lower requirements due to the sales decline in the first three months of 1998 and continuing into the second quarter.

The total amount available under the revolving note, which is due on demand, is limited to the lesser of $15,000,000 or a defined borrowing base of receivables, inventory balances, plus outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on eligible receivables, inventory balances, and the additional $1,000,000, provide for monthly interest payments at 1%, 3% and 4%, respectively, above the financial institution's prime rate (effective rates of 9.5%, 11.5% and 12.5%, respectively at March 31, 1998). Advances under the term note, which is due on demand and which requires monthly principal payments of $33,333, provide for monthly interest payments at 1% above the financial institution's prime rate (effective rate of 9.5% at March 31, 1998). The outstanding balances on the revolving note and term note were $10,261,935 and $1,700,003 at March 31, 1998 and $10,997,734 and $1,800,002 at
December 31, 1997.

For the three months ended March 31, 1998, the Company's capital expenditures were $273,000. These expenditures include $240,000 for the acquisition of additional computer hardware and software necessary for the Company's impending information systems conversion. The remaining $33,000 was primarily used for trade show exhibit structures and equipment.

During the first quarter of 1998, the Company completed negotiations for the expansion of its facilities in Sisseton, SD, which were to be financed through the issuance of a long-term lease-purchase agreement and the exchange of its current facility in Sisseton, SD. At this time, the Company does not intend to go forward with the transaction. The Company does not have any additional plans for material capital expenditures in 1998 as a result of its cost reduction initiatives.

Upon termination of the officers' stock appreciation program in 1994, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. The total outstanding indebtedness was $263,800 as of March 31, 1998 and December 31, 1997. This indebtedness bears interest at 12% per annum and is due on demand.

As stated above, the Company has determined that additional funds, in the form of debt or equity, are required to continue operations into the fall of 1998, as its current cash flows generated from operations and funds available as a result of its borrowing capacity are insufficient to meet its working capital, projected capital expenditures and other financing needs for 1998 and the future. In conjunction with these needs, the Company has hired a consultant to assist in obtaining this financing. The ability to obtain such financing is dependent upon an increase in sales. Although management believes that this funding can be obtained, there is no assurance the Company will receive such financing.

FORWARD LOOKING STATEMENTS

Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements involve risks and uncertainties, including, without limitation, continued acceptance of the Company's products, cancellation of orders, increased levels of competition for the Company, new products and technological changes, the Company's dependence upon third party suppliers, intellectual property rights and the Company's ability to obtain financing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    DAKOTAH, INCORPORATED



May 14, 1998                          By:      /S/ GEORGE C. WHYTE.
                                           ------------------------
                                               George C. Whyte
                                               Chief Executive Officer




May 14, 1998                           By:      /S/ WILLIAM R. RETTERATH
                                            ----------------------------
                                                William R. Retterath
                                                Chief Operating Officer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)