Form 10-Q
period 1998-06-30
DAKOTAH INC
filed 1998-08-14
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                Quarterly report pursuant to Section 13 of 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

           Common stock, $.01 par value, 3,499,755 shares outstanding as of August 14, 1998.

                              DAKOTAH, INCORPORATED

                                      INDEX


PART I.                    FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Balance Sheets:
                              June 30, 1998 (Unaudited) and
                              December 31,1997 (Audited)

                     Statements of Operations (Unaudited):
                              Three and six month periods ended
                              June 30, 1998, and June 30, 1997

                     Statements of Cash Flows (Unaudited):
                              Six month periods ended
                              June 30, 1998, and June 30, 1997

                     Notes to Financial Statements

Item 2.              Management's Discussion and Analysis of Financial
                              Condition and Results of Operations


PART II.                      OTHER INFORMATION

                     Items 1 through 5 have been omitted since items are inapplicable or answer is negative


Item 6.              Exhibits and Reports on Form 8-K

         a)    Exhibit Number:              Description:
               ---------------              ------------

               27.1                         Financial Data Schedule

         b)    Reports on Form 8-K          None

ITEM 1: Financial Statements

                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS

                                                                           (Unaudited)          (Audited)
                                                                             June 30,          December 31,
ASSETS                                                                         1998                1997
                                                                          ------------         ------------
CURRENT ASSETS
      Cash and cash equivalents                                           $     15,604         $     45,084
      Accounts receivable less allowance
           for doubtful accounts of $277,714
           in 1998 and $326,000 in 1997                                      2,384,920            4,491,697
      Inventories                                                           12,384,443           15,423,002
      Income taxes receivable                                                       --              963,000
      Prepaid expenses and other                                               431,378              449,323
      Deferred income taxes                                                    848,800              568,800
                                                                          ------------         ------------
                Total current assets                                        16,065,145           21,940,906

PROPERTY, PLANT AND EQUIPMENT - AT COST
      Land                                                                      36,000               36,000
      Buildings and improvements                                             2,418,374            2,418,374
      Leasehold improvements                                                   130,046              130,046
      Machinery and equipment                                                3,288,046            3,278,933
      Office equipment, furniture and fixtures and other                     3,347,096            2,858,139
                                                                          ------------         ------------
                                                                             9,219,562            8,721,492
      Less accumulated depreciation & amortization                           3,873,806            3,382,135
                                                                          ------------         ------------
                                                                             5,345,756            5,339,357
OTHER ASSETS
      Deferred income taxes                                                    179,000              179,000
      Other                                                                      9,200                9,200
                                                                          ------------         ------------
                                                                               188,200              188,200
                                                                          ------------         ------------

                                                                          $ 21,599,101         $ 27,468,463
                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Outstanding checks in excess of bank balances                       $    382,418         $    452,784
      Short-term debt                                                       11,480,603           12,797,736
      Current maturities of long-term obligations                              161,685               80,549
      Current maturities of capital lease obligations, including
           $14,803 and $27,117 to related parties in 1998 and 1997             225,392              197,942
      Current maturities of note payable to officer                            263,800              263,800
      Accounts payable                                                       1,358,283            1,781,996
      Accrued liabilities
           Compensation and related benefits                                   545,412              566,165
           Other                                                               589,787              758,343
                                                                          ------------         ------------
                Total current liabilities                                   15,007,380           16,899,315

LONG-TERM LIABILITIES
      Long-term portion of long-term obligations                             1,091,541            1,211,895
      Long-term portion of capital lease obligations, including                     --
           $57,069 and $57,069 to relates parties in 1998 and 1997             645,246              601,311

STOCKHOLDERS' EQUITY
      Common stock, par value $.01; 10,000,000 shares authorized;
           issued & outstanding shares 3,499,755                                34,998               34,998
      Additional contributed capital                                         7,180,855            7,180,855
      Retained earnings (accumulated deficit)                               (2,360,919)           1,540,089
                                                                          ------------         ------------
                                                                             4,854,934            8,755,942
                                                                          ------------         ------------

                                                                          $ 21,599,101         $ 27,468,463
                                                                          ============         ============

The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        For the three months ended June 30,       For the six months ended June 30,
                                             1998                 1997                 1998                 1997
                                             ----                 ----                 ----                 ----
Net sales                               $  4,219,671         $  6,856,237         $  9,095,769         $ 13,538,086
Cost of goods sold                         4,149,181            5,221,003            8,746,030           10,178,176
                                        ------------         ------------         ------------         ------------
          Gross profit                        70,490            1,635,234              349,739            3,359,910


Operating expenses
      Selling                                942,955            1,022,175            1,849,178            2,205,453
      General and administrative             947,114            1,297,050            1,970,925            2,266,203
                                        ------------         ------------         ------------         ------------
                                           1,890,069            2,319,225            3,820,103            4,471,656
                                        ------------         ------------         ------------         ------------
          Operating loss                  (1,819,579)            (683,991)          (3,470,364)          (1,111,746)


Other income (expense)
      Interest expense                      (370,323)            (210,102)            (735,080)            (353,599)
      Other                                    1,901                   --              (18,120)                  --
                                        ------------         ------------         ------------         ------------
                                            (368,422)            (210,102)            (753,200)            (353,599)


Loss before income taxes                  (2,188,001)            (894,093)          (4,223,564)          (1,465,345)

Income tax benefit                           (42,556)            (311,000)            (322,556)            (491,000)
                                        ------------         ------------         ------------         ------------
          NET LOSS                      $ (2,145,445)        $   (583,093)        $ (3,901,008)        $   (974,345)
                                        ============         ============         ============         ============



Net loss per share -
      basic and dilutive                $      (0.61)        $      (0.17)        $      (1.11)        $      (0.28)
                                        ============         ============         ============         ============

Weighted average
common shares outstanding -
      basic and dilutive                   3,499,755            3,499,755            3,499,755            3,499,755
                                        ============         ============         ============         ============

The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the six months ended June 30,
                                                                        1998                 1997
                                                                        ----                 ----
Cash flows from operating activities:
     Net loss                                                       $(3,901,008)        $  (974,345)
     Adjustments to reconcile net loss to net
         cash provided by operating activities
              Depreciation and amortization                             491,671             339,453
              Compensation to outside consultant                             --              63,000
              Deferred income taxes                                    (280,000)                 --
              Changes in assets and liabilities:
                  Accounts receivable                                 2,106,777           2,981,988
                  Inventories                                         3,038,559          (9,917,193)
                  Prepaid expenses                                       17,945             184,752
                  Accounts payable                                     (423,713)          3,944,805
                  Accrued liabilities                                  (189,309)           (437,402)
                  Income taxes                                          963,000            (613,066)
                                                                    -----------         -----------
         Total adjustments                                            5,724,930          (3,453,663)
                                                                    -----------         -----------
         Net cash provided by (used in) operating activities          1,823,922          (4,428,008)


Cash flows from investing activities:
     Capital expenditures                                              (316,742)           (491,543)
     Other                                                                   --            (306,093)
                                                                    -----------         -----------
         Net cash used in investing activities                         (316,742)           (797,636)


Cash flows from financing activities:
     Outstanding checks in excess of bank balance                       (70,366)            626,722
     Net payments under short-term debt agreements                   (1,317,133)          3,996,931
     Proceeds from issuance of long-term obligations                         --             880,000
     Principal payments on long-term and
         capital lease obligations                                     (149,161)            (77,242)
     Principal payments on note payable to officer                           --            (197,501)
                                                                    -----------         -----------
         Net cash provided by (used in) financing activities         (1,536,660)          5,228,910
                                                                    -----------         -----------

Net increase (decrease) in cash and cash equivalents                    (29,480)              3,266

Cash and cash equivalents at beginning of period                         45,084               2,690
                                                                    -----------         -----------
Cash and cash equivalents at end of period                          $    15,604         $     5,956
                                                                    ===========         ===========


Supplemental disclosure of non-cash investing/financing activity:
     Acquisitions of property, plant and equipment through
         capital lease arrangements                                   $ 181,328           $ 502,707

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                     $ 764,743           $ 323,435
         Income taxes                                                         -             120,000

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations for the three and six month periods ended June 30, 1998 and 1997 and the cash flows for the six month periods ended June 30, 1998 and 1997. These results are not necessarily indicative of results which may be expected for the year as a whole.

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

NOTE B: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    June 30, 1998      December 31, 1997
                                    -------------      -----------------
         Raw Materials               $ 5,607,238          $ 7,606,938
         Work-In-Process               1,210,942              957,972
         Finished Goods                5,566,263            6,858,092
                                     -----------          -----------
                                     $12,384,443          $15,423,002
                                     ===========          ===========


NOTE C: RECLASSIFICATIONS

Certain amounts from the 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE D: SHORT-TERM DEBT

The Company has a credit facility with a financial institution consisting of a revolving note and a term note which terminate in June 1999. The total amount available under the revolving note, which is due on demand, is the lesser of $15,000,000 or a defined borrowing base of eligible receivables, and inventory balances, plus outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on eligible receivables, inventory balances and the additional $1,000,000 provide for monthly interest payments at 1%, 3% and 4% above the financial institution's prime rate (effective rates of 9.5%, 11.5% and 12.5% at June 30, 1998). Advances under the term note, which is due on demand, requires monthly principal payments of $33,333. Monthly interest payments are computed based on 1% above the financial institution's prime rate (effective rate of 9.5% at June 30, 1998). The outstanding balances on the revolving note and term note were $9,880,599 and $1,600,004 at June 30, 1998 and $10,997,734 and $1,800,002 at December 31, 1997.

In March, 1998, the Company renegotiated certain terms and covenants of its credit facility. As part of that process, the Company obtained the additional $1,000,000 of availability, above the amount of its borrowing base, under the revolving note at the financial institution's prime rate plus 4%. The renegotiated terms originally intended for the additional $1,000,000 availability to expire on July 31, 1998. However, the financial institution has allowed the Company to retain this additional availability subsequent to July
31. The total amount provided for all of the notes, cannot exceed $15,000,000.

The current credit facility contains affirmative and negative covenants including, among other things, provisions for minimum net earnings, minimum tangible and book net worth requirements, and limitations on capital expenditures. Additionally, the Company may not incur additional borrowings, sell certain assets, acquire other businesses or pay cash dividends without prior written consent. The Company was not in compliance with the minimum net earnings and net worth covenants as of June 30, 1998; however, the financial institution has not exercised any of its remedies available to it in under the terms of the agreement in the case of default, nor has it informed the Company of its intention to do so.

NOTE E:  FINANCING EFFORTS

While the Company had anticipated a decline in sales and gross margin for the first half of 1998, the extent of those declines in the later part of the first quarter and throughout the second quarter has significantly exceeded what was originally anticipated by management. As a result of the declining margins and sales in the first and second quarter of 1998, the Company determined that additional funds, in the form of debt or equity, would be required to continue operations through the second half of 1998 and into 1999, as the Company's current cash flows generated from operations and funds available as a result of its borrowing capacity are insufficient to meet its working capital, projected capital expenditures and other financing needs for 1998 and the future. In conjunction with these needs, the Company hired a consultant in the second quarter of 1998 to assist in obtaining this financing.

At this time, the Company has not obtained the necessary debt financing nor has it received a commitment for such financing. While the Company continues to review various options and proposals for appropriate financing, it has further expanded it's search for funding, including exploring equity options, such as strategic alliances or other alternatives.

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


RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations for the three and six month periods ended June 30, 1998 and 1997.

                         Percentage of Net Sales for the       Percentage of Net Sales for the
                        three month period ended June 30,      six month period ended June 30,
                               1998          1997                   1998            1997
                               ----          ----                   ----            ----
Net Sales                     100.0%        100.0%                 100.0%          100.0%
Gross Profit                    1.7          23.8                    3.8            24.8
Selling Expenses               22.3          14.9                   20.3            16.3
General & Administrative       22.4          18.9                   21.7            16.7
Operating Loss                (43.1)        (10.0)                 (38.2)           (8.2)
Interest Expense                8.8           3.0                    8.1             2.6
Loss Before Income Taxes      (51.9)        (13.0)                 (46.4)          (10.8)
Net Loss                      (50.8)         (8.5)                 (42.9)           (7.2)


NET SALES decreased 32.8% to $9,096,000 for the six months ended June 30, 1998 from $13,538,000 in the same period of 1997. Net sales decreased from $6,856,000 in the second quarter of 1997, to $4,220,000 in the second quarter of 1998. The decrease in sales for the six months ended June 30,1998 is primarily due to the heavy discounting the Company has undertaken to liquidate its excess inventories which it carried from 1997, an overall decline in orders for the first half of the year due to excess inventory levels of its primary customers, and a fall off in orders resulting from dissatisfaction of certain customers resulting from poor delivery performance primarily related to poor performance of certain suppliers of the Company in the prior year.

Additionally, in connection with the changeover of operations associated with the computer systems conversion in June, the Company experienced a slow down of manufacturing and shipping operations. This slowdown resulted in the Company's inability to meet delivery dates for a number of scheduled orders for June. As a result, orders representing approximately $500,000 in net sales and gross margin of approximately $125,000 were forgone for the second quarter. The majority of these orders were re-scheduled for shipment in the third quarter.

In order to diminish the Company's dependence on retailers and the associated risks of returns, markdowns, inappropriate chargebacks and other issues, the Company is currently focusing substantial resources toward the development of the institutional and the gift and specialty markets. During the second quarter, the Company was successful in significantly expanding its sales force in the gift and specialty markets by aligning itself with several premier representative organizations located throughout the United States. The Company expects to see the results of these efforts late in the third and into the fourth quarter of 1998. With this expanded market potential and the normal heavy fall seasonality of its traditional customer base, sales for the second half of 1998 are expected to be substantially higher than the first six months of 1998.

GROSS MARGIN PERCENTAGES decreased from 24.8% in the first six months of 1997 to 3.8% in the first six months of 1998. During the second quarter of 1998, compared to the same period of 1997, gross profit percentages decreased to 1.7% from 23.9%. This decline in gross margin is due primarily to (1) the heavy discounting of inventory, as mentioned above, (2) an increase in closeout sales as compared to the same periods of 1998, (3) substantial impact to cost of goods sold due to volume variances resulting from the slowdown of manufacturing and shipping in January 1998 and again in June of 1998, following the computer systems conversion. The negative impacts were somewhat offset by the positive impacts on variances of (1) decreased manufacturing overhead spending which declined from $3,700,000 in the first half of 1997 to $2,300,000 in the first half of 1998 and (2) increased direct labor efficiencies which increased to in excess of 75% in the first half of 1998 from 62% in the first half of 1997.

The Company expects gross margins to increase as sales increase over the second half of 1998, as the Company returns to selling in-line products for the fall season and sales to the higher-margin gift and specialty market increase. Finally, in its efforts to gain further control over inventory write-downs, which have risen over the past three years, the Company is in the process of further reducing and narrowing its product offerings where the rates of sale do not support the product. This will have the impact of reducing fabric requirements and excess inventories.

SELLING EXPENSES decreased $356,000 from $2,205,000 in the first six months of 1997 to $1,849,000 in the first six months of 1998. The decrease is primarily the result of the lower level of sales for the period, as well as the Company's cost reduction efforts. The net decrease is comprised largely of (1) decreased commission expense of $340,000, which directly correlates to the decreased sales for the period (2) decreased costs of catalog and promotional literature of approximately $80,000, (3) decreased cost of showroom decorating and supplies of approximately $91,000 and (4) a $28,000 decrease in travel and lodging for the sales force. These decreases were somewhat offset by higher salary and payroll expenses of $188,000, resulting from the Company's hiring of two full-time sales regional representatives in the second half of 1997, as well as its Vice President of Sales and Marketing in March of 1998. As a percentage of net sales, selling expenses increased to 20.3% in the first six months of 1998 from 16.3% in the first six months of 1997 as a result of the substantially lower sales levels.

GENERAL AND ADMINISTRATIVE EXPENSES decreased from $2,266,000 in the first six months of 1997 to $1,970,000 in the first six months of 1998. The decrease is primarily due to the Company's cost reduction efforts, specifically (1) a decrease in professional fees of $113,000, resulting from reduced legal and accounting fees, as well as a decrease in other professional fees for the compensation paid to the Company's former Chief Executive Officer, (2) a decrease in recruiting fees of $90,000, which related to senior management recruiting in 1997, (3) decreased computer leasing and supplies expense of $88,000 and numerous other smaller decreases. These decreases were partially offset by increased depreciation expense of $140,000, relating to substantial computer hardware acquisitions which were put into service in the second half of 1997.

As a percentage of net sales, general and administrative expenses increased from 16.7% in the first six months of 1997 to 21.7% in the first six months of 1998 as the substantially lower net sales more than countered the expense reductions. The Company has instituted a plan to substantially reduce general and administrative expenses from 1997 levels. During the last month of 1997 and continuing in the first half of 1998, the Company has reduced the majority of the monthly expenses which had increased in 1997. The reductions, as compared to 1997, are expected to continue for the remainder of 1998.

INTEREST EXPENSE increased from $354,000 in the first six months of 1997 to $735,000 in the first six months of 1998. The increase is the result of higher average borrowings to finance the higher levels of inventory carried into 1998 as compared to 1997, and to finance losses and capital expenditures occurring in 1997 and through the first half of 1998.

The EFFECTIVE INCOME TAX RATE was 7.6% for the first six months of 1998, as compared to 33.5% for the first six months of 1997. This decline in the benefit resulted from the recording of a valuation allowance which offsets the deferred tax asset created by the net operating loss carryforward. In addition, the Company has deferred tax assets of approximately $748,000. Realization of these assets is dependent on the Company's ability return to profitability, which is expected to occur in 1999. Realization of these tax benefits is dependent on margins returning to pre-1997 levels and management's efforts at cost reductions. The Company believes that it is more likely than not that it will recover these deferred tax assets in the future.

RESTRUCTURING PLANS - During the first quarter of 1998, the Company presented an annual budget for 1998 which called for, among other items (1) a reduction of general and administrative expenses of approximately $1,500,000, (2) a reduction of manufacturing overhead expenses of approximately $2,000,000 and (3) a substantial reduction in capital expenditures. The Company also continues to work toward improvement of systems and controls over inventory, including improvements in purchasing, forecasting, disposition of slow moving products and pricing controls. It is expected that the changes in inventory will substantially reduce inventory writedowns in 1999 and future years which have grown from less than $400,000 in 1995 to almost $1,500,000 in 1997. As mentioned above, the Company has been successful, in varying degrees, in its cost cutting efforts.

Part of this restructuring process undertaken included the restructuring of the Company's product lines. During the second quarter, the Company distinguished two separate distinct lines, Dakotah Home and Dakotah Limited, which focus on the major retailer and gift and specialty markets, respectively. As a part of this line distinction, the Company also substantially reduced the number of products offered, which is expected to provide product development and manufacturing efficiencies into the second half of 1998 and forward.

The ability of the Company to succeed with its plans is dependent on an increased sales in the second half of 1998. The Company believes that the most promising source of such sales is within the gift, specialty and institutional markets. During the first quarter of 1998, the Company also announced the hiring of Michael Morton as its Vice President of Sales and Marketing. Mr. Morton is experienced in growing sales in these types of markets. To further enhance the Company's opportunity in these markets, in the second quarter the Company was successful in hiring a Director of Product Development and a National Sales Manager-Gift from a competitor of the Company.

While the Company had anticipated a decline in sales and gross margin for the first half of 1998, the extent of those declines in the later part of the first quarter and throughout the second quarter has significantly exceeded what was originally anticipated by management. As a result of the declining margins and sales in the first and second quarter of 1998, the Company determined that additional funds, in the form of debt or equity, would be required to continue operations through the second half of 1998 and into1999, as the Company's current cash flows generated from operations and funds available as a result of its borrowing capacity are insufficient to meet its working capital, projected capital expenditures and other financing requirements for 1998 and the future. In conjunction with these needs, the Company hired a consultant in the second quarter of 1998 to assist in obtaining this financing.

To date, the Company has not obtained the necessary debt financing nor has it received a commitment for such financing. While the Company continues to review various options and proposals for appropriate financing, it has further expanded its search for funding, including exploring equity options, such as strategic alliances or other alternatives. There is no assurance that the Company will receive the necessary financing.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1.1 million as of June 30, 1998 and $5.0 million as December 31, 1997.

The net cash provided by operating activities during the first six months of 1998 was primarily used to repay borrowings under the revolving note, make principal and interest payments on term debt obligations and for capital expenditures, primarily for equipment and external consulting costs necessary to complete the computer systems conversion during the second quarter.

Accounts receivable were approximately $2,385,000 as of June 30, 1998 and $4,492,000 as of December 31, 1997. The decrease in the first six months of 1998 was due to lower sales for the second quarter of 1998 as compared to the fourth quarter of 1997.

The allowance for doubtful accounts decreased from $326,000 at December 31, 1997 to $278,000 at June 30, 1998. The Company estimates the allowance for doubtful accounts based on the best information available to management. The decrease from December 31, 1997 is directly related to the overall decrease in accounts receivable as well as liquidation in the second quarter of the Company's claim in a bankruptcy of customer, as well as the completion of bankruptcy proceedings for a number of smaller customers. Management believes that the allowance is adequate to cover any additional losses which may occur.

Inventories were approximately $12,384,000 as of June 30, 1998 and $15,423,000 as of December 31, 1997. The decrease of $3 million from December 31, 1997 to June 30, 1998 is primarily related to decreases of finished goods and raw materials of Polarfleece(R) products as well as decreased pillow inventories. The decreases were the results of the Company's efforts to reduce inventory levels. However, due to continued slow sales during the first six months of 1998, the reduction was not as significant as the Company had expected. The Company expects to continue this gradual reduction of inventory levels through the end of 1998 and into 1999.

Accounts payable were approximately $1,358,000 as of June 30, 1998 and $1,782,000 as of December 31, 1997. The decrease as of June 30, 1998 as compared to year end 1997 is primarily related to reduced raw materials purchases for the second quarter of 1998 compared to the fourth quarter of 1997. The reduction in purchasing is the result of the Company's efforts to reduce inventories, coupled with lower requirements due to the sales decline in the first six months of 1998. The reduction in accounts payable due to decreased purchasing was partially offset by a longer average outstanding period for the Company's payables, necessitated by reduced borrowing availability under the Company's revolving line of credit throughout the quarter. This limited borrowing capacity and the need for continued support of trade creditors through lengthened credit terms has continued into the third quarter.

The total amount available under the revolving note, which is due on demand, is limited to the lesser of $15,000,000 or a defined borrowing base of receivables, inventory balances, plus outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on eligible receivables, inventory balances, and the additional $1,000,000, provide for monthly interest payments at 1%, 3% and 4%, respectively, above the financial institution's prime rate (effective rates of 9.5%, 11.5% and 12.5%, respectively at June 30, 1998). Advances under the term note, which is due on demand and which requires monthly principal payments of $33,333, provide for monthly interest payments at 1% above the financial institution's prime rate (effective rate of 9.5% at June 30, 1998). The outstanding balances on the revolving note and term note were $9,880,599 and $1,600,004 at June 30, 1998 and $10,997,734 and $1,800,002 at
December 31, 1997.

For the six months ended June 30, 1998, the Company's capital expenditures were $498,000. These expenditures include $455,000 for the acquisition of additional computer hardware and software and capitalized external consulting costs necessary for the Company's information systems conversion which occurred during the second quarter. The remaining $43,000 was primarily used for trade show exhibit structures and equipment. The Company does not have any additional plans for material capital expenditures in 1998 as a result of its cost reduction initiatives.

Upon termination of the officers' stock appreciation program in 1994, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. The total outstanding indebtedness was $263,800 as of June 30, 1998 and December 31, 1997. This indebtedness bears interest at 12% per annum and is due on demand.

As stated above, the Company determined and presented in its release of the results of operations for the first quarter of 1998, that additional funds, in the form of debt or equity, would be required to continue operations through the second half of 1998 and into 1999, as the Company's current cash flows generated from operations and funds available as a result of its borrowing capacity are insufficient to meet its working capital, projected capital expenditures and other financing needs for 1998 and the future. In conjunction with these needs, the Company hired a consultant in the second quarter of 1998 to assist in obtaining this financing.

At this time, the Company has not obtained the necessary debt financing nor has it received a commitment for such financing. While the Company continues to review various options and proposals for appropriate financing, it has further expanded it's search for funding, including exploring equity options, such as strategic alliances or other alternatives. There is no assurance that the Company will obtain the necessary financing.

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




                              DAKOTAH, INCORPORATED



August 14, 1998                          By:   /S/ GEORGE C. WHYTE.
                                             ----------------------------------
                                         George C. Whyte
                                         Chief Executive Officer



August 14, 1998                          By:   /S/ WILLIAM R. RETTERATH
                                             ----------------------------------
                                         William R. Retterath
                                         Chief Operating Officer and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)