Form 10-Q
period 1998-09-30
DAKOTAH INC
filed 1998-11-24
CIK 859944

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

       Registrant's Telephone Number, Including Area Code: (605) 345-4646

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

           Common stock, $.01 par value, 3,499,755 shares outstanding
           ----------------------------------------------------------
                             as of November 20,1998.
                             -----------------------

                              DAKOTAH, INCORPORATED

                                      INDEX


PART I.         FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.         Financial Statements

                Balance Sheets:
                      September 30, 1998 (Unaudited) and
                      December 31,1997 (Audited).............................  3

                Statements of Operations (Unaudited):
                      Three and nine month periods ended
                      September 30, 1998 and 1997............................  4

                Statements of Cash Flows (Unaudited):
                      Nine month periods ended
                      September 30, 1998 and 1997............................  5

                Notes to Financial Statements................................  6

Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................  9


PART II.        OTHER INFORMATION
--------------------------------------------------------------------------------

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
           ---------------               ------------

           27.1                          Financial Data Schedule

       b)  Reports on Form 8-K           None

ITEM 1: Financial Statements
                              DAKOTAH, INCORPORATED
                                 BALANCE SHEETS

                                                                            (UNAUDITED)
                                                                            September 30,      December 31,
                                                                                1998               1997
                                                                            ------------       ------------
                                     ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                           $     17,708       $     45,084
        Accounts receivable, less allowance
               for doubtful accounts of $275,000
               in 1998 and $326,000 in 1997                                    3,163,023          4,491,697
        Inventories                                                            9,410,542         15,423,002
        Income taxes receivable                                                       --            963,000
        Prepaid expenses and other                                               361,195            449,323
        Deferred income taxes                                                    848,800            568,800
                                                                            ------------       ------------
                  Total current assets                                        13,801,268         21,940,906
                                                                            ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - AT COST
        Land                                                                      36,000             36,000
        Buildings and improvements                                             2,418,374          2,418,374
        Leasehold improvements                                                   130,046            130,046
        Machinery and equipment                                                3,288,046          3,278,933
        Office equipment, furniture and fixtures and other                     3,379,863          2,858,139
                                                                            ------------       ------------
                                                                               9,252,329          8,721,492
        Less accumulated depreciation & amortization                           4,164,926          3,382,135
                                                                            ------------       ------------
                  Property, plant and equipment - net                          5,087,403          5,339,357
                                                                            ------------       ------------

OTHER ASSETS
        Deferred income taxes                                                    179,000            179,000
        Other                                                                      9,200              9,200
                                                                            ------------       ------------
                  Total other assets                                             188,200            188,200
                                                                            ------------       ------------

TOTAL ASSETS                                                                $ 19,076,871       $ 27,468,463
                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Outstanding checks in excess of bank balances                       $    280,665       $    452,784
        Short-term debt                                                       11,725,334         12,797,736
        Current maturities of long-term obligations                              210,160             80,549
        Current maturities of capital lease obligations, including
               $31,002 and $27,117 to related parties in 1998 and 1997           208,938            197,942
        Current maturities of note payable to officer                            263,800            263,800
        Accounts payable                                                       2,062,495          1,781,996
        Accrued liabilities
               Compensation and related benefits                                 570,935            566,165
               Other                                                             503,578            758,343
                                                                            ------------       ------------
                  Total current liabilities                                   15,825,905         16,899,315
                                                                            ------------       ------------

LONG-TERM LIABILITIES
        Long-term maturities of long-term obligations                          1,195,741          1,211,895
        Long-term maturities of capital lease obligations, including
               $40,870 and $57,069 to related parties in 1998 and 1997           441,190            601,311
                                                                            ------------       ------------
                  Total long-term liabilities                                  1,636,931          1,813,206
                                                                            ------------       ------------

STOCKHOLDERS' EQUITY
        Common stock, par value $.01; 10,000,000 shares authorized;
               3,499,755 shares issued and outstanding                            34,998             34,998
        Additional contributed capital                                         7,180,855          7,180,855
        Retained earnings (accumulated deficit)                               (5,601,818)         1,540,089
                                                                            ------------       ------------
                  Total stockholders' equity                                   1,614,035          8,755,942
                                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 19,076,871       $ 27,468,463
                                                                            ============       ============

The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three months ended September 30,     Nine months ended September 30,
                                             1998              1997              1998              1997
                                         ------------      ------------      ------------      ------------
Net sales                                $  4,943,828      $ 13,158,468      $ 14,039,597      $ 26,696,554
Cost of goods sold                          5,877,063         9,667,854        14,623,093        19,846,030
                                         ------------      ------------      ------------      ------------

             Gross profit                    (933,235)        3,490,614          (583,496)        6,850,524

Operating expenses
       Selling                                928,960         1,436,096         2,778,138         3,641,549
       General and administrative           1,016,530         1,316,336         2,987,455         3,582,539
                                         ------------      ------------      ------------      ------------
                                            1,945,490         2,752,432         5,765,593         7,224,088
                                         ------------      ------------      ------------      ------------

             Operating profit (loss)       (2,878,725)          738,182        (6,349,089)         (373,564)

Other income (expense)
       Interest expense                      (373,762)         (414,125)       (1,108,842)         (767,724)
       Other                                   11,588                --            (6,532)               --
                                         ------------      ------------      ------------      ------------
                                             (362,174)         (414,125)       (1,115,374)         (767,724)
                                         ------------      ------------      ------------      ------------

Net income (loss) before
       income taxes                        (3,240,899)          324,057        (7,464,463)       (1,141,288)

Income tax expense (benefit)                       --            94,000          (322,556)         (397,000)
                                         ------------      ------------      ------------      ------------

Net income (loss)                        $ (3,240,899)     $    230,057      $ (7,141,907)     $   (744,288)
                                         ============      ============      ============      ============


Net income (loss) per share -
       basic and dilutive                $      (0.93)     $       0.07      $      (2.04)     $      (0.21)
                                         ============      ============      ============      ============

Weighted average
common shares outstanding -
       basic and dilutive                   3,499,755         3,499,755         3,499,755         3,499,755
                                         ============      ============      ============      ============

The accompanying notes are an integral part of these statements.

                              DAKOTAH, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine months ended September 30,
                                                                                       1998               1997
                                                                                   ------------      ------------
Cash flows from operating activities:
      Net loss                                                                     $ (7,141,907)     $   (744,288)
      Adjustments to reconcile net loss to net
            cash provided by operating activities
                  Depreciation and amortization                                         782,789           559,859
                  Compensation to outside consultant                                         --           100,683
                  Deferred income taxes                                                (280,000)               --
                  Changes in assets and liabilities:
                         Accounts receivable                                          1,328,674        (1,996,446)
                         Inventories                                                  6,012,460       (10,088,090)
                         Prepaid expenses                                                88,128           406,060
                         Income taxes                                                   963,000          (519,067)
                         Accounts payable                                               280,499         2,721,870
                         Accrued liabilities                                           (249,995)         (152,743)
                                                                                   ------------      ------------

            Net cash provided by (used in) operating activities                       1,783,648        (9,712,162)
                                                                                   ------------      ------------

Cash flows from investing activities:
      Capital expenditures                                                             (349,508)         (766,903)
      Acquisition of long-lived assets not place in service                                  --          (588,559)
      Other                                                                                  --            (5,000)
                                                                                   ------------      ------------

            Net cash used in investing activities                                      (349,508)       (1,360,462)
                                                                                   ------------      ------------

Cash flows from financing activities:
      Outstanding checks in excess of bank balance                                     (172,119)          888,268
      Net borrowings under notes payable to bank                                     (1,072,402)        9,641,555
      Net payments under short-term debt agreements                                          --                --
      Proceeds from issuance of long-term obligations                                        --           880,000
      Proceeds from borrowings from officers                                                 --            25,000
      Principal payments on long-term and
            capital lease obligations                                                  (216,995)         (158,850)
      Principal payments on note payable to officer                                          --          (197,501)
                                                                                   ------------      ------------

            Net cash provided by (used in) financing activities                      (1,461,516)       11,078,472
                                                                                   ------------      ------------

Net increase (decrease) in cash and cash equivalents                                    (27,376)            5,848

Cash and cash equivalents at beginning of period                                         45,084             2,690
                                                                                   ------------      ------------

Cash and cash equivalents at end of period                                         $     17,708      $      8,538
                                                                                   ============      ============


Supplemental disclosure of non-cash investing/financing activities:
      Acquisitions of property, plant and equipment through
            capital lease arrangements                                             $    181,327      $    502,707

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
            Interest                                                               $  1,110,788      $    676,548
            Income taxes                                                                     --           141,210

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Dakotah, Inc. (the "Company") as of September 30, 1998 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and the cash flows for the nine month periods ended September 30, 1998 and 1997. These results are not necessarily indicative of results which may be expected for the year as a whole.

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

NOTE B: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                          September 30,   December 31,
                              1998            1997
                          ------------    ------------

      Raw Materials       $  4,458,223    $  7,606,938
      Work-In-Process        1,146,357         957,972
      Finished Goods         3,805,962       6,858,092
                          ------------    ------------
                          $  9,410,542    $ 15,423,002
                          ============    ============

NOTE C: RECLASSIFICATIONS

Certain amounts from the 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE D: SHORT-TERM DEBT

The Company has a credit facility with a financial institution consisting of a revolving note and a term note which terminates in June 1999. The total amount available under the revolving note, which is due on demand, is the lesser of $15,000,000 or a defined borrowing base of eligible receivables, and inventory balances, plus outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on eligible receivables, inventory balances and the additional $1,000,000 provide for monthly interest payments at 1%, 3% and 4% above the financial institution's prime rate (effective rates of 9.5%, 11.5% and 12.5% at September 30, 1998). Advances under the term note, which is due on demand, requires monthly principal payments of $33,333, although the financial institution has temporarily suspended the principal payments. Monthly interest payments are computed based on 1% above the financial institution's prime rate (effective rate of 9.5% at September 30, 1998). The outstanding balances on the revolving note and term note were $10,225,330 and $1,500,004 at September 30, 1998 and $10,997,734 and $1,800,002 at December 31,
1997, respectively.

In March, 1998, the Company renegotiated certain terms and covenants of its credit facility. As part of that process, the Company obtained the additional $1,000,000 of availability, above the amount of its borrowing base, under the revolving note at the financial institution's prime rate plus 4%. The renegotiated terms originally intended for the additional $1,000,000 availability to expire on July 31, 1998. The financial institution has allowed the Company to retain this availability. Additionally, the financial institution has allowed the Company to increase this additional availability up to a maximum of $2,600,000. No formal arrangement exists with respect to these additional advances. The total amount provided for all of the notes, cannot exceed $15,000,000.

The current credit facility contains affirmative and negative covenants including, among other things, provisions for minimum net earnings, minimum tangible and book net worth requirements, and limitations on capital expenditures. Additionally, the Company may not incur additional borrowings, sell certain assets, acquire other businesses or pay cash dividends without prior written consent. The Company was not in compliance with the minimum net earnings and net worth covenants as of September 30, 1998; however, the financial institution has not exercised any of its remedies available to it in under the terms of the agreement in the case of such default, nor has it informed the Company of its intention to do so.

NOTE E: FINANCING EFFORTS AND STRATEGIC ALLIANCES

While the Company had anticipated a decline in sales and gross margin for the first half of 1998, the extent of those declines significantly exceeded what was originally anticipated by management. These declines continued into the third quarter and have continued into the fourth quarter of 1998 as well. As a result of the declining margins and sales in the first nine months of 1998 and expected declines in sales and margins in the near term, the Company determined that additional funds, in the form of debt or equity, would be required to continue operations through 1999, as the Company's current cash flows generated from operations and funds available as a result of its borrowing capacity are insufficient to meet its working capital, projected capital expenditures and other financing needs for the future. In conjunction with these needs, the Company hired a consultant in the second quarter of 1998 to assist in obtaining this financing. In the third quarter, the Company ceased using this consultant and hired a turnaround specialist to help the Company develop and implement a restructuring plan to improve the Company's cash flow.

At this time, the Company has not obtained the necessary financing nor has it received a commitment for such financing.

The Company entered into an agreement during the third quarter of 1998 with Faribault Woolen Mill Company ("Faribault"), whereby the Company would merge with Faribault. This agreement, is subject to the satisfactory conclusion of due diligence, the signing of a definitive agreement, shareholder approval and regulatory clearance and further improvement in the Company's sales and cash flows. Management believes that it has, and is still in the process of, taking the necessary steps to accomplish its goals in improving sales and cash flows in order to complete the transaction with Faribault. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Dakotah(R) Inc. (the "Company") designs, manufactures and markets textile home fashion furnishings which are both functional and decorative. Its principal products are decorative pillows, throws (polyester fleece and cotton), blankets, bedroom ensembles and other home accessory products such as footstools, chair pads and table linens. The Company's objective has been to build a strong brand image associated with fashionable styling and high quality products. It markets its products (primarily under the Dakotah(R) and Polarfleece(R) names and various licensed names) to a broad range of major retailers, including department stores, specialty retailers, mass merchandisers and mail order houses, both domestic and international. Showrooms for the Company's products, which support sales are located across the country in New York, Chicago, Denver and Seattle.

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations for the three and nine month periods ended September 30, 1998 and 1997.

                                Percentage of Net Sales for       Percentage of Net Sales for
                               the three month period ended      the nine month period ended
                                       September 30,                      September 30,
                                 1998                 1997        1998                  1997
                                ---------------------------      ----------------------------
Net Sales                       100.0%               100.0%      100.0%                100.0%
Gross Profit (Loss)             (18.9)                26.5        (4.2)                 25.7
Selling Expenses                 18.7                 10.9        19.8                  13.6
General & Administrative         20.6                 10.0        21.3                  13.4
Operating Loss                  (58.2)                 5.6       (45.2)                 (1.4)
Interest Expense                  7.6                  3.1         7.9                   2.9
Income (Loss) Before
   Income Taxes                 (65.6)                 2.5       (53.2)                 (4.3)
Net Income (Loss)               (65.6)                 1.7       (50.9)                 (2.8)

NET SALES decreased 47.4% to $14,040,000 for the nine months ended September 30, 1998 from $26,697,000 in the same period of 1997. Net sales decreased from $13,158,000 in the third quarter of 1997,to $4,944,000 in the third quarter of 1998. The decrease in sales for the nine months ended September 30,1998 is primarily due to the heavy discounting the Company has undertaken to liquidate its excess inventories which it carried from 1997, an overall decline in orders for the first nine months of the year due to excess inventory levels of its primary customers, and a fall off in orders resulting from dissatisfaction of certain customers resulting from poor delivery performance.

Additionally, in connection with the changeover of operations associated with the computer systems conversion in June 1998, the Company experienced a slowdown of manufacturing and shipping operations. This slowdown resulted in the Company's inability to meet delivery dates for a number of scheduled orders. In November 1998, the Company upgraded its main processing unit in its computer system. The previous processor was not sufficient to run the Company's new systems. Management believes this upgrade will result in immediate increased system performance in operations, customer and internal support efficiencies and other cost savings.

In order to diminish the Company's dependence on retailers and the associated risks of returns, markdowns, inappropriate chargebacks and other issues, the Company is currently focusing substantial resources toward the development of the institutional and the gift and specialty markets. During the second quarter, the Company was successful in significantly expanding its sales force in the gift and specialty markets by aligning itself with several premier representative organizations located throughout the United States. The Company expects to see more significant results of these efforts in future quarters. The Company has also entered into an informal arrangement with its financial institution which allows it to liquidate additional inventory with heavier discounting than during the first three quarters of 1998. As a result, although the number of shipments have increased, the actual sales dollars will be negatively impacted.

GROSS MARGIN PERCENTAGES decreased from 25.7% in the first nine months of 1997 to a loss of 4.2% in the first nine months of 1998. During the third quarter of 1998, compared to the same period of 1997, gross profit percentages decreased to a loss of 18.9% from a profit of 26.5%. This decline in gross margin is due primarily to (1) substantial increase in inventory reserves which increased $1,624,000 in the third quarter of 1998 as compared to $115,000 in the third quarter of 1997, (2) the heavy discounting of inventory, as mentioned above, (3) an increase in closeout sales as compared to the same periods of 1997, (4) substantial impact to cost of goods sold due to volume variances resulting from the decline in sales , and a slowdown of manufacturing and shipping in January 1998 and again in June of 1998, following the computer systems conversion. The negative impacts were somewhat offset by the positive impacts on variances of
(1) decreased manufacturing overhead spending, excluding the effects of the inventory reserves, which declined from $4,490,000 in the nine months half of 1997 to $2,983,000 in the first nine months of 1998 and (2) increased direct labor efficiencies.

During the fourth quarter of 1998, the Company closed two of its manufacturing facilities located in Veblen and Sisseton, South Dakotah. The operations associated with these facilities were transferred to the Webster and Milbank facilities. These plant closings will have a positive impact on manufacturing overhead, although capacities will be diminished. The Company believes it has sufficient capacity to meet current and projected orders. The Company has also entered into an agreements to sell both facilities in exchange for the assumption of certain outstanding debt which approximates the current appraised value.

SELLING EXPENSES decreased $864,000 from $3,642,000 in the first nine months of 1997 to $2,778,000 in the first nine months of 1998. The decrease is primarily the result of the lower level of sales for the period, as well as the Company's cost reduction efforts. The decrease in selling expenses is primarily comprised of (1) decreased commission and shipping expense of $775,000 and $256,000, respectively, which directly correlates to the decreased sales for the period,
(2) decreased costs of catalog and promotional literature of approximately $113,000 and (3) decreased cost of showroom decorating and supplies of approximately $92,000. These decreases were offset by higher salary and payroll expenses, resulting from the Company's hiring of two full-time sales regional representatives in the second half of 1997, as well as its Vice President of Sales and Marketing in March of 1998. As a percentage of net sales, selling expenses increased to 19.8% in the first nine months of 1998 from 13.6% in the first nine months of 1997 as a result of the substantially lower net sales levels.

GENERAL AND ADMINISTRATIVE EXPENSES decreased from $3,583,000 in the first nine months of 1997 to $2,987,000 in the first nine months of 1998. The decrease is primarily due to the Company's cost reduction efforts, specifically (1) decreased payroll and related expense of approximately $177,000, (2) a decrease in professional fees of $128,000, resulting from reduced legal and accounting fees, as well as a decrease in other professional fees for the compensation paid to the Company's former Chief Executive Officer, (3) decreased computer leasing and supplies expense of $170,000, (4) decreased travel and related expenses of $122,000 and (5) a decrease in recruiting fees of $70,000, which related to senior management recruiting in 1997, and numerous other smaller decreases. These decreases were partially offset by increased depreciation expense of $219,000, relating to substantial computer hardware acquisitions which were put into service in the second half of 1997 and amortization of capitalized computer software and consulting expenses relating to the system conversion in June 1998.

As a percentage of net sales, general and administrative expenses increased from 13.4% in the first nine months of 1997 to 21.2% in the first nine months of 1998 as the substantially lower net sales more than offset the expense reductions. The Company has instituted a plan to substantially reduce general and administrative expenses from 1997 levels. During the last month of 1997 and continuing through the first nine months of 1998, as well as into the fourth quarter of 1998, the Company has reduced the majority of the monthly expenses which had increased in 1997. The reductions, as compared to 1997, are expected to continue.

INTEREST EXPENSE increased from $768,000 in the first nine months of 1997 to $1,109,000 in the first nine months of 1998. Interest expense decreased in the third quarter of 1998 to $374,000 as compared to $414,000 in the third quarter of 1997. The increase in interest expense in the first nine months of 1998 is the result of higher average borrowings to finance the higher levels of inventory carried into 1998 as compared to 1997, and to finance losses and capital expenditures occurring in 1997 and through the first half of 1998. The Company expects interest expense to continue to decline as inventory is liquidated and borrowing reduced.

The EFFECTIVE INCOME TAX RATE was 4.3% for the first nine months of 1998, as compared to 34.5% for the first nine months of 1997. The Company has deferred tax assets of approximately $748,000. Realization of these assets is dependent on the Company's ability return to profitability, which management expects to occur in late 1999. Realization of these tax benefits is dependent on margins returning to pre-1997 levels and management's efforts at cost reductions. The Company believes that it is more likely than not that it will recover these deferred tax assets in the future.

RESTRUCTURING PLANS - During the first quarter of 1998, the Company presented an annual budget for 1998 which called for, among other items (1) a reduction of general and administrative expenses of approximately $1,500,000, (2) a reduction of manufacturing overhead expenses of approximately $2,000,000 and (3) a substantial reduction in capital expenditures. The Company also continues to work toward improvement of systems and controls over inventory, including improvements in purchasing, forecasting, disposition of slow moving products and pricing controls. It is expected that the changes in inventory will substantially reduce inventory writedowns in 1999 and future years which have grown from less than $400,000 in 1995 to almost $2,000,000 in 1998. As mentioned above, the Company has been successful, in varying degrees, in its cost cutting efforts.

Part of this restructuring process undertaken included the restructuring of the Company's product lines. During the second quarter, the Company establish two separate distinct and lines, Dakotah Home and Dakotah Limited, which focus on the major retailer and gift and specialty markets, respectively. As a part of this line distinction, the Company also substantially reduced the number of products offered, which is expected to provide product development and manufacturing efficiencies into the future.

The Company also has entered into an informal agreement with its financial institution to allow the Company to further liquidate its excess inventories through the creation of additional borrowings in excess of its advance rates. Secondly, certain other secured lenders have allowed the Company to suspend principal and interest payments on associated debt. Finally, as previously mentioned, the Company has closed two of its manufacturing facilities, entered into a letter of intent for the sale of the closed manufacturing facilities in exchange for the assumption of debt and is in the process of consolidating its corporate staff and selling or leasing its office building located in Webster, South Dakota.

STRATEGIC ALLIANCES - In August 1998, the Company announced an agreement with Faribault Woolen Mill Company ("Faribault") where, subject to the satisfactory conclusion of due diligence, the signing of a definitive merger agreement, shareholder approval, regulatory clearance and further improvements in the Company's sales and cash flows, the Company will join forces in a merger. The agreement includes: (1) An exchange of newly issued shares of Dakotah stock for 100 percent of the issued and outstanding shares of stock of Faribault, which will result in Faribault stockholders owning approximately 55 percent of the outstanding shares of Dakotah. This percentage is subject to change as a result of either or both companies raising additional capital or changes in capital structure; and (2) The immediate development and implementation of plans to share production, product development and design capabilities, sales management, retail operations, as well as certain operational and information systems.

In conjunction with the plans to share certain resources, the companies are negotiating the sharing of certain showrooms, sales representatives and selling expenses of Dakotah with Faribault. Faribault would reimburse Dakotah for a portion of the expenses related to Dakotah's showrooms, sales representatives and certain selling expenses.

The ability of the Company to succeed in its restructuring plans and close its merger with Faribault is dependent on further reductions in expenses and inventory, an improvement in sales and identifying efficiencies in the merger which together increase the likelihood that the Company's debt can be restructured and/or equity obtained. The Company believes that it must, over the long term, secure additional funds in the form of debt or equity.

During the fourth quarter of 1998, William Retterath the Chief Operating Officer and Chief Financial Officer resigned from Dakotah. Steve Sewell has assumed the responsibility of Chief Operating Officer and the Company has contracted the services of a consultant to act as interim Chief Financial Officer while the Company searches for a permanent Chief Financial Officer.

In conjunction with these needs and its other restructuring efforts, the Company hired a consultant late in the third quarter of 1998 to assist in its efforts. The Company remains diligent in exploring all available options, however, there is no assurance that the Company will be successful in its efforts.

LIQUIDITY AND CAPITAL RESOURCES

Working capital (deficit) was approximately $(2.0) million as of September 30, 1998 and $5.0 million as December 31, 1997.

The net cash provided by operating activities during the first nine months of 1998 was primarily used to repay borrowings under the revolving note, make principal and interest payments on term debt obligations and for capital expenditures primarily for equipment and external consulting costs necessary to complete the computer systems conversion during the second quarter.

Accounts receivable were approximately $3,163,000 as of September 30, 1998 and $4,492,000 as of December 31, 1997. The decrease in the first nine months of 1998 was due to significantly lower sales in the third quarter of 1998 as compared to the fourth quarter of 1997.

The allowance for doubtful accounts decreased from $326,000 at December 31, 1997 to $275,000 at September 30, 1998. The Company estimates the allowance for doubtful accounts based on the best information available to management. The decrease from December 31, 1997 is directly related to the overall decrease in accounts receivable as well as liquidation in the second quarter of the Company's claim in a bankruptcy of customer, as well as the completion of bankruptcy proceedings for a number of smaller customers. Management believes that the allowance is adequate to provide for any additional losses which may occur.

Inventories were approximately $9,411,000 as of September 30, 1998 and $15,423,000 as of December 31, 1997. The decrease of $6.0 million from December 31, 1997 to September 30, 1998 is primarily related to decreases of finished goods and raw materials of Polarfleece(R) products as well as decreased pillow inventories. The decreases were the results of the Company's continued efforts to reduce inventory levels. The Company will continue to gradually reduce inventory levels in the fourth quarter of 1998 and in 1999. However, due to continued slow sales during the first nine months of 1998, the reduction was not as significant as the Company had expected. Accordingly, in the third quarter of 1998, the Company recorded a charge to cost of goods sold of approximately $1.6 million as an estimate of further losses to be incurred in reducing inventory. Although management believes this reserve is sufficient, it is reasonably possible that in the near term losses may be significantly different from estimates.

Accounts payable were approximately $2,062,000 as of September 30, 1998 and $1,782,000 as of December 31, 1997. The increase as of September 30, 1998 is primarily related to a longer average outstanding period for the Company's payables, necessitated by reduced borrowing availability under the Company's revolving line of credit throughout the second and third quarters of 1998. This limited borrowing capacity and the need for continued support of trade creditors through lengthened credit terms will continue into the fourth quarter.

The total amount available under the revolving note, which is due on demand, is limited to the lesser of $15,000,000 or a defined borrowing base of receivables, inventory balances, plus outstanding amounts under the term note, plus $1,000,000. Advances under the revolving note, based on eligible receivables, inventory balances, and the additional $1,000,000, provide for monthly interest payments at 1%, 3% and 4%, respectively, above the financial institution's prime rate (effective rates of 9.5%, 11.5% and 12.5%, respectively at September 30, 1998). Advances under the term note, which is due on demand requires monthly principal payments of $33,333, although the financial institution has temporarily suspended the principal payments. Monthly interest payments are computed at 1% above the financial institution's prime rate (effective rate of 9.5% at September 30, 1998). The outstanding balances on the revolving note and term note were $10,225,330 and $1,500,004 at September 30, 1998 and $10,997,734
and $1,800,002 at December 31, 1997, respectively.

In addition, the financial institution has allowed the Company to increase the additional $1,000,000 of availability up to a maximum of $2,600,000. No formal arrangement exists with respect to these additional advances.

For the nine months ended September 30, 1998, the Company's capital expenditures were $531,000. These expenditures include $488,000 for the acquisition of additional computer hardware and software and capitalized external consulting costs necessary for the Company's information systems conversion which occurred during the second quarter. The remaining $43,000 was primarily used for trade show exhibit structures and equipment. The Company upgraded its processor for its main computer mid-way through the fourth quarter of 1998. The previous processor was not sufficient to run the Company's new software and user capacity efficiently. Management believes this upgrade will result in immediate and long term cost savings through additional staff reductions and support efficiencies. The Company does not have plans for any other material capital expenditures as a result of its cost reduction initiatives.

Upon termination of the officers' stock appreciation program in 1994, the Company became indebted to the Company's President and a former Executive Vice President in the aggregate amount of $1,318,000. The total outstanding indebtedness was $263,800 as of September 30, 1998 and December 31, 1997. This indebtedness bears interest at 12% per annum and is due on demand.

As stated above, the Company determined and announced that additional funds, in the form of debt or equity, would be required to continue operations through 1999, as the Company's current cash flows generated from operations and funds available as a result of its borrowing capacity are insufficient to meet its working capital, projected capital expenditures and other financing needs for the future. The Company also determined that it needed to evaluate various equity options, including strategic alliances. As discussed in Management's Discussion of Results of Operations, the Company has entered into an agreement with Faribault.

At this time, the Company has not obtained the necessary financing nor has it received a commitment for such financing. The Company continues with its efforts to complete its merger with Faribault and at the same time explore other equity options, including other strategic alliances. There is no assurance that the Company will be successful in its efforts.

The Company and hired a specialist late in the third quarter of 1998 to assist in developing and implementing a restructuring plan. The Company has significantly reduced annualized payroll costs and is continuing to reduce or eliminate other fixed costs as well as sell excess equipment. The Company also has an agreement with certain lenders to exchange two manufacturing facilities for the outstanding mortgages on the buildings and property, of which the fair market value of the buildings and property approximates the outstanding loan balances. This transaction is expected to be completed in the fourth quarter of 1998. Additionally, the Company is in the process of consolidating its corporate headquarters into its production facility in Webster, South Dakota and selling or leasing its corporate headquarters.

IMPACT OF YEAR 2000 ON THE COMPANY

The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. The Company has substantially completed its internal Year 2000 readiness. The system implementation and conversion in June 1998 brought the Company's systems to Year 2000 compliant. Company management is not aware currently of any material impediments to the completion of its Year 2000 readiness plan.

Non-IT Systems Remediation Status

The Company considers its non-information technology ("non-IT") systems to consist of essentially two elements: office facilities and communications systems, including telephone and facsimile systems. The Company owns space for home office and production facilities. The Company is undertaking reasonable efforts to ensure timely Year 2000 readiness for such facilities and continues to monitor the progress. Telephone switching equipment and facsimile server systems are essential to the business operations of Dakotah. The Company's management believes that the facilities communications systems will be Year 2000 ready on a timely basis.

IT Systems Remediation Status

With respect to its internal systems, the Company's upgrade and conversion in June 1998 brought substantially all of the systems to Year 2000 readiness. Very few remaining systems are deemed to be obsolete and will not be used in a Year 2000 ready business environment. Remaining plans are in various stages of renovation or development. Management believes that all existing IT systems undergoing renovation will have been internally certified as Year 2000 ready by the end of the first quarter of 1999.

Year 2000 and IT Expenditures

The Company's enterprise-wide Year 2000 readiness efforts are currently estimated to cost approximately $200,000 in excess of the cost of ordinary software upgrades and replacements and will primarily be incurred in 1998 and funded through working capital. The majority of these funds were incurred prior to June 1998 in connection with the implementation and conversion of the Company's computer system in June 1998.

Business Partner Identification and Communication

The Company is contacting external vendors and other suppliers that management considers to be significant to its operations to determine Dakotah's exposure to the Year 2000 issue. Management has not yet identified any one business partner whose expected failure to achieve timely Year 2000 readiness will materially and adversely impact the Company's ability to continue its business operations. However, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors and other business partners) address Year 2000 issues successfully.

Year 2000-related Risks

Management believes that the most reasonably likely worst case Year 2000 scenarios involve either failure of all or part of either or both the nation's telephonic and/or electrical power distribution systems. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the Year 2000 compliance of third parties, the Company is unable to determine with any degree of certainty the specific potential consequences of the Year 2000 problem. The failure of a third party to correct a material Year 2000 problem, which affects the Company's business operations, however, could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Contingency Plan

The Company has been and continues to be in the process of revising its overall enterprise contingency plan to address the continuation of key business processes. This planning considers disruptions in addition to Year 2000-related failures, such as fire, vandalism, and other perils. Company management has concluded that it is not reasonably possible to continue the Company's business operations without the use of automation and information technology, such as computers and telephones. Management is currently developing contingency plans for Year 2000 system complete or partial failure or disruptions that would allow the Company to operate without complete reliance on its computer systems which may be affected.

FORWARD LOOKING STATEMENTS

Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements involve risks and uncertainties, including, without limitation, continued acceptance of the Company's products, cancellation of orders, increased levels of competition for the Company, new products and technological changes, compliance with year 2000 issues by the Company and its suppliers, the Company's dependence upon third party suppliers, intellectual property rights, the Company's ability to obtain financing, the actual closing of contemplated transactions and agreements, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings. No assurance can be given that the actual results of operations and financial condition will conform to the forward-looking statements contained herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DAKOTAH, INCORPORATED



November 23, 1998                    By:   /s/ GEORGE C. WHYTE.
                                         ---------------------------------------
                                          George C. Whyte
                                          President, Chief Executive Officer
                                          and Chairman of the Board
                                          (Principal Financial and Accounting
                                             Officer)